Form 10-Q
period 1994-03-31
LACLEDE STEEL CO /DE/
filed 1994-05-11
CIK 57187

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to

                         Commission File Number 0-3855


                              LACLEDE STEEL COMPANY
             (Exact name of Registrant as specified in its charter)

                 Delaware                             43-0368310
     (State or other jurisdiction of                   I.R.S. Employer
     incorporation or organization)               Identification No.


              One Metropolitan Square, St. Louis, Missouri  63102
                    (Address of principal executive offices)
                                   (Zip code)


                                 314-425-1400
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes   X      No

     As of April 21, 1994 there were 4,056,140 shares of $13.33 par value common stock outstanding.



ITEM 1: FINANCIAL STATEMENTS

                             LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS
                      (In Thousands Except Per Share Data)

                                                       Three Months Ended
                                                           March 31,
                                                        1994      1993

Net sales                                              84,697   76,034

Costs and expenses:
     Cost of products sold                             78,011   68,512
     Selling, general and admin. exp.                   3,382    3,218
     Depreciation                                       1,927    1,849
     Interest expense, net                              1,562    1,031
     Restructuring of operations                         (397)      --
          Total costs and expenses                     84,485   74,610

Earnings before income taxes and
   cumulative effect of change in accounting
   principle                                              212    1,424

Provision for income taxes                                 85      541

Earnings before cumulative effect
   of change in accounting principle                      127      883

Cumulative effect of change in accounting
   principle for post retirement medical benefits,
   net of taxes                                            --  (46,543)

Net earnings (loss)                                       127  (45,660)

Retained earnings at beginning of period                3,360   46,796
     Cash dividends                                        --       --

Retained earnings at end of period                      3,487    1,136

Per share data:
    Earnings before cumulative effect
       of change in accounting principle                 0.03     0.22
    Cumulative effect of change in accounting
       principle for post retirement medical benefits,
       net of taxes                                        --       --
Net earnings per share                                   0.03     0.22

                             LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)


                                                        Mar. 31,   Dec. 31,
                                                          1994       1993

Current Assets:
    Cash and cash equivalents                              139        894
    Bond funds in trust                                  9,700      9,700
    Accounts receivable, less allowances                42,226     46,527
    Prepaid expenses                                       255        351
    Income taxes recoverable                               596        596

    Inventories:
        Finished                                        52,787     50,165
        Semi-finished                                   22,504     22,617
        Raw materials                                    8,143      9,515
        Supplies                                        15,993     15,129
        Total inventories                               99,427     97,426
             Total Current Assets                      152,343    155,494

Non-Current Assets:
    Intangible assets                                   22,466     23,252
    Bond funds in trust                                  4,419      5,474
    Prepaid pension contributions                       16,401     15,713
    Deferred income taxes                               27,005     27,083
    Other                                                1,676      1,654
            Total Non-Current Assets                    71,967     73,176

Plant and Equipment, at cost                           246,569    243,658
    Accumulated depreciation                           124,337    122,514
            Net Plant and Equipment                    122,232    121,144

Total Assets                                           346,542    349,814

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                        Mar. 31,   Dec. 31,
                                                          1994       1993

Current Liabilities:
    Accounts payable                                     28,351     25,421
    Accrued compensation                                  5,694      8,788
    Current portion of long-term debt                    10,956     10,981
    Notes payable to banks                                5,000      7,500
    Taxes, other than income taxes                          904        733
    Accrued costs of pension plans                        9,963      9,963
    Current portion of restructuring charges                 --        622
    Other current liabilities                             2,998      2,653
            Total Current Liabilities                    63,866     66,661

Non-Current Liabilities:
    Accrued costs of pension plans                       53,510     54,287
    Accrued postretirement medical benefits              78,201     77,801
    Other non-current liabilities                         7,368      7,549
            Total Non-Current Liabilities               139,079    139,637

Long-Term Debt:
    Bank agreement                                       75,000     75,000
    Revenue bonds                                        25,880     25,926
            Total Long-Term Debt                        100,880    100,926

Stockholders' Equity:
    Preferred stock, without par value, authorized
      2,000,000 shares with none issued                      --         --
    Common stock, $13.33 par value, authorized
      5,000,000 shares with 4,056,140 shares issued      54,081     54,081
    Capital in excess of par value                          247        247
    Retained earnings                                     3,487      3,360
    Minimum pension liability adjustment                (15,098)   (15,098)
            Total Stockholders' Equity                   42,717     42,590

Total Liabilities and Stockholders' Equity              346,542    349,814

                             LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)


                                                         Three Months Ended
                                                              March 31,
                                                          1994        1993

Cash flows from operating activities:
 Net earnings (loss)                                        127    (45,660)
 Adjustments to reconcile net earnings (loss)  to
    net cash provided by operating activities:
     Cumulative effect of change in accounting for
       postretirement medical benefits                       --     46,543
      Depreciation                                        1,927      1,849
      Restructuring of operations                          (397)        --
      Change in deferred income taxes                        78        395
      Change in operating assets and liabilities:
         Accounts receivable                              4,301      2,462
         Inventories                                     (2,001)    (8,672)
         Accounts payable and accrued expenses             (355)     4,295
         Pension cost less than funding                    (715)      (576)
         Change in accrued postretirement medical
           benefits                                         400        683
         Other assets and liabilities                         3        152
  Net cash provided by operating activities               3,368      1,471

Cash flows used in investing activities:
  Capital expenditures                                   (2,607)    (3,228)

Cash flows from financing activities:
  Net borrowings (repayments) under bank agreement       (2,500)        --
  Long-term bond payments                                   (71)       (62)
  Bond funds in trust                                     1,055         --
  Net cash used in financing activities                  (1,516)       (62)

Cash and cash equivalents:
  Net decrease during the period                           (755)    (1,819)
  At beginning of period                                    894      1,958
  At end of period                                          139        139

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of Laclede Steel Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated. The consolidated financial statements reflect all adjustments (such adjustments are of a normal recurring nature unless otherwise disclosed in these interim financial statements) which are in the opinion of the Management necessary to a fair statement of the results for the interim periods.

NOTE 2 - ACCOUNTING CHANGE - POSTRETIREMENT MEDICAL BENEFITS

     Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Medical Benefits Other Than Pensions" which requires accounting for the cost of retiree medical benefits other than pensions on an accrual basis. Implementation of this new standard also requires the recognition of a transition obligation based on the aggregate amount that would have been accrued in prior years had the new standard been in effect for those years. In accordance with this new standard the Company elected to recognize the entire transition obligation as of January 1, 1993 and, accordingly, recorded a non-cash charge of $46,543,000, after recognition of $28,526,000 in deferred tax benefits.

NOTE 3 - STOCK APPRECIATION RIGHTS PLANS

     In the first quarter of 1993 compensation expense of $1,510,000 was recorded for the increase in the excess of the market price over grant prices on outstanding rights under the Company's 1988 and 1989 Stock Appreciation Rights Plans. The charge reduced net earnings by $936,000 or $.23 per share.

NOTE 4 - RESTRUCTURING OF WIRE OPERATIONS

     In the second quarter of 1992 the Company commenced a program to restructure its wire operations, which included increasing the capacity of the Fremont, Indiana Plant and closing the Alton, Illinois Wire Mill. At that time a charge for restructuring of wire operations totaling $14,500,000 ($8,990,000 after taxes) was recorded, which included a reserve for the net book value of equipment at the Alton Wire Mill which was not expected to be utilized in future wire production. The Company has successfully completed the installation of new equipment at the Fremont Plant and plans to cease operations at the Alton Wire Mill by the end of the second quarter of 1994. In connection with completing the wire operations restructuring, a decision has now been made, due to higher than anticipated demand for oil tempered wire, to transfer certain Alton Wire Mill equipment to the Memphis, Tennessee Plant to be utilized in the production of oil tempered wire at that facility beginning approximately June 1994. Accordingly, a credit of $397,000 has been recorded in the first quarter of 1994, representing the estimated net book value of the equipment to be transferred. This credit increased net earnings for the first quarter of 1994 by $238,000 or $.06 per share.
                                     - 5 -
NOTE 5 - INCOME TAXES

     The provision for income taxes represents an effective combined federal and state tax rate of 40% and 38% for the three months ended March 31, 1994 and 1993, respectively.

NOTE 6 - EARNINGS PER SHARE

     Earnings per share amounts have been calculated based on weighted average shares outstanding.















































                                     - 6 -




ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        Liquidity and Capital Resources


     Earnings of $.1 million plus $1.9 million in depreciation charges and deferred income taxes of $.1 million increased cash flow by $2.1 million in the first quarter of 1994. Operating activities provided $3.4 million in cash during the period, reflecting a decrease in accounts receivable partially offset by an increase in inventories. Working capital decreased by $.4 million in the first quarter of 1994 and the ratio of current assets to current liabilities was 2.4 to 1.0 at March 31, 1994. Capital expenditures totaled $2.6 million in the first three months of 1994.

     The Company has an $80.0 million Revolving Credit Agreement with four banks which expires September 1, 1995. In July 1993 the Agreement was amended to provide for up to an additional $15 million in availability through a short-term credit facility which was scheduled to expire in January 1994. In January 1994 the short-term credit facility was amended to provide for $12.0 million in availability through March 31, 1994, reduced to $8.0 million through June 30, 1994. At March 31, 1994, $75.0 million in borrowings were outstanding under the Revolving Credit Agreement and $5.0 million was outstanding under the short-term credit facility. An additional $3.0 million in letters of credit were also outstanding.

     In connection with the January amendment to the short-term credit facility, the Company agreed to a modification of the borrowing base formula which affects availability under the Revolving Credit Agreement. Reflecting the January 1994 amendment, at March 31, 1994 no additional amounts were available under the Revolving Credit Agreement, while $5.0 million was available under the short-term credit facility. The Company believes that internally generated funds will be sufficient to repay borrowings under the short-term credit facility. The Company will also seek to issue long-term debt in 1994 which will be used to reduce borrowings under the Revolving Credit Agreement. However, management believes that internally generated funds and its existing banking arrangements should be adequate to finance all planned capital expenditures, which will be approximately $10.0 million in 1994, including $3.9 million in expenditures to modify the HTMR System. These modifications will be made using the Solid Waste Disposal Revenue Bond funds held in trust.












                                     - 7 -
                             Results of Operations

     Net sales increased by $8.7 million or 11.4% in the first quarter of 1994 compared to the first quarter of 1993, primarily as the result of a 2.0% increase in steel shipments and an 11.0% increase in average selling prices for steel products.

     As discussed in Note 3 to the Consolidated Financial Statements, cost of products sold in the first quarter of 1993 included a charge of $1.5 million for the Company's Stock Appreciation Rights Plans. In the first quarter of 1994 there were no comparable charges.

     Cost of products sold increased by $11.0 million or 16.0% in the first quarter of 1994 compared to the first quarter of 1993, excluding the effect of the charge for Stock Appreciations Rights Plans. The increase in cost of products sold is proportionately higher than the increase in 1994 steel shipments partially as a result of higher costs for the Company's basic raw material, ferrous scrap.

     In addition production costs in the first quarter 1994 were adversely affected by a number of operating problems in January and February at the Company's new downstream facilities as well as the Alton Plant. Severe weather, particularly in the East, also played a role. In the month of March, the Company achieved considerable improvement in overall production costs, which management expects to sustain.

     The Company successfully completed the installation of new equipment at the Fremont Plant and plans to cease operations at the Alton Wire Mill by the end of the second quarter. Full realization of the anticipated lower oil tempered wire production costs will now depend on the progress made at the Fremont Plant in improving productivity.

     The Company continues to experience high demand for oil tempered wire. Therefore, a decision was made to supplement Fremont's oil tempering capacity by relocating some of the Alton wire equipment to the Memphis, Tennessee Wire Mill. Installation of the equipment will be completed by June 1994, when some sizes of oil tempered wire will be added to the Memphis Plant's existing cold drawn wire production. As a result of this change to the 1992 wire operations restructuring plan, a credit of $397,000 was recorded in the first quarter of 1994, representing the estimated net book value of the equipment to be transferred. See Note 4 to the Consolidated Financial Statements for additional discussion.

     The $46.5 million charge for postretirement medical benefits in the first quarter of 1993 is net of $28.5 million in deferred tax benefits. Non-current assets at March 31, 1994 includes $27.1 million in net deferred income taxes. In recording these deferred tax benefits, no valuation allowance was deemed necessary as a result of management's evaluation of the likelihood that all of the deferred tax assets will be realized. In making this evaluation management considered historical earnings trends and the impact which changes in operations are expected to have on future earnings. Additionally, consideration was given to the inherent long-term nature of the Company's most significant deferred tax asset for the related postretirement medical benefit obligations ($31.0 million at March 31, 1994), for which recovery upon payment is expected to be spread over many future years. Excluding special charges in 1992 pre-tax accounting income for the most recent five fiscal years averaged $4.1 million. Taxable income for the same period averaged $2.6 million.

     This general level of historical earnings and taxable income, along with expected improvements in future earnings as a result of actions taken by management to implement its strategic plan for various cost reductions, is expected to be sufficient to allow for utilization of all recorded net deferred income tax assets, including net operating loss and minimum tax carryovers, as they reverse or within the related expiration periods.

                          PART II - OTHER INFORMATION


     ITEM 1.       LEGAL PROCEEDINGS.

       None

  ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

     (4)(a) Registrant's Revolving Credit Agreement dated as of September 16, 1992. (Incorporated by reference to Exhibit (4) in Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1992.)

     (4)(b) First Amendment dated July 20, 1993 to Registrant's Revolving Credit Agreement. (Incorporated by reference to Exhibit
                   (4)(b) in Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993.)

     (4)(c) Second Amendment dated January 20, 1994 to Registrant's Revolving Credit Agreement. (Incorporated by reference to Exhibit (4)(c) in Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.)

       Instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon its request.

       (b)  Reports on Form 8-K.

       No reports on Form 8-K have been filed during the quarter.

                                   SIGNATURES


         Pursuant to the requirements of the
           Securities and

         Exchange Act of 1934, the Registrant
           has duly caused
         this report to be signed on its behalf
           by the

         undersigned thereunto duly authorized.




                          LACLEDE STEEL COMPANY
                              (Registrant)




                           /S/ MICHAEL H. LANE
                             Michael H. Lane
                        Vice President - Finance
                         Treasurer and Secretary

                       Duly Authorized Officer and
                       Principal Financial Officer






  Date:  May 6, 1994