Form 10-Q
period 1994-06-30
LACLEDE STEEL CO /DE/
filed 1994-08-15
CIK 57187

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549


  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1994

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

    Yes   X      No

     As of July 29, 1994 there were 4,056,140 shares of $13.33
    par value common stock outstanding.          LACLEDE STEEL COMPANY











            AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
          AND RETAINED EARNINGS
  (In Thousands Except Per Share Data)


                                         Second Quarter EndeYear to Date
                                         June 30,           June 30,
                                         1994      1993     1994      1993

Net sales                                  80,559   79,190   165,256  155,224

Costs and expenses:
     Cost of products sold                 72,457   72,077   150,468  140,589
     Selling, general and administrative    3,168    3,040     6,550    6,258
     Depreciation                           1,926    1,853     3,853    3,702
     Interest expense, net                  1,572    1,097     3,134    2,128
     Restructuring of operations               --       --      (397)      --
          Total costs and expenses         79,123   78,067   163,608  152,677

Earnings before income taxes and
   cumulative effect of change in accounting
   principle                                1,436    1,123     1,648    2,547

Provision for income taxes                    574      427       659      968

Earnings before cumulative effect
   of change in accounting principle          862      696       989    1,579

Cumulative effect of change in accounting
   principle for postretirement medical benefits,
   net of taxes                                --       --        --  (46,543)

Net earnings (loss)                           862      696       989  (44,964)

Retained earnings at beginning of period    3,487    1,136     3,360   46,796
     Cash dividends                            --       --        --       --

Retained earnings at end of period          4,349    1,832     4,349    1,832

Per share data:
    Earnings before cumulative effect
       of change in accounting principle     0.21     0.17      0.24     0.39
    Cumulative effect of change in accounting
       principle for post retirement medical benefits,
       net of taxes                            --       --        --   (11.48)

Net earnings (loss) per share                0.21     0.17      0.24   (11.09)

                  - 1 -













                  LACLEDE STEEL COMPANY
                     AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                          ASSETS
                      (In Thousands)


                                                          Jun. 30    Dec. 31,
                                                          1994       1993

Current Assets:
    Cash and cash equivalents                                 157        894
    Bond funds in trust                                     8,000      9,700
    Accounts receivable, less allowances                   38,008     46,527
    Prepaid expenses                                          296        351
    Income taxes recoverable                                  596        596

    Inventories:
        Finished                                           50,930     50,165
        Semi-finished                                      21,136     22,617
        Raw materials                                       8,686      9,515
        Supplies                                           15,583     15,129
        Total inventories                                  96,335     97,426

            Total Current Assets                          143,392    155,494



Non-Current Assets:
    Intangible assets                                      21,680     23,252
    Bond funds in trust                                     5,628      5,474
    Prepaid pension contributions                          15,847     15,713
    Deferred income taxes                                  26,504     27,083
    Other                                                   1,746      1,654
            Total Non-Current Assets                       71,405     73,176



Plant and Equipment, at cost                              250,150    243,658
    Less - accumulated depreciation                       126,191    122,514
            Net Plant and Equipment                       123,959    121,144





Total Assets                                              338,756    349,814



                          - 2 -















           LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          Jun. 30    Dec. 31,
                                                          1994       1993

Current Liabilities:
    Accounts payable                                       26,512     25,421
    Accrued compensation                                    6,119      8,788
    Current portion of long-term debt                       9,185     10,981
    Notes payable to banks                                     --      7,500
    Taxes, other than income taxes                            570        733
    Accrued costs of pension plans                          9,470      9,963
    Current portion of restructuring charges                   --        622
    Other current liabilities                               3,033      2,653
            Total Current Liabilities                      54,889     66,661


Non-Current Liabilities:
    Accrued costs of pension plans                         51,904     54,287
    Accrued postretirement medical benefits                78,601     77,801
    Other non-current liabilities                           7,203      7,549
            Total Non-Current Liabilities                 137,708    139,637


Long-Term Debt:
    Bank agreement                                         75,000     75,000
    Revenue bonds                                          27,580     25,926
            Total Long-Term Debt                          102,580    100,926


Stockholders' Equity:
    Preferred stock, without par value, authorized
      2,000,000 shares with none issued                        --         --
    Common stock, $13.33 par value, authorized
      5,000,000 shares with 4,056,140 shares issued        54,081     54,081
    Capital in excess of par value                            247        247
    Retained earnings                                       4,349      3,360
    Minimum pension liability adjustment                  (15,098)   (15,098)
            Total Stockholders' Equity                     43,579     42,590


Total Liabilities and Stockholders' Equity                338,756    349,814



                            3













LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)


                                                           Six Months Ended
                                                           June 30,
                                                           1994        1993

Cash flows from operating activities:
 Net earnings (loss)                                           989    (44,964)
 Adjustments to reconcile net earnings (loss)  to
    net cash provided by operating activities:
     Cumulative effect of change in accounting for
       postretirement medical benefits                          --     46,543
      Depreciation                                           3,853      3,702
      Restructuring of operations                             (397)        --
      Change in deferred income taxes                          579        782
 Changes in assets and liabilities that
    provided (used) cash:
       Accounts receivable                                   8,519      1,619
       Inventories                                           1,091     (9,809)
       Accounts payable and accrued expenses                (2,274)     3,863
       Pension cost less than funding                       (1,510)    (2,539)
       Change in accrued postretirement medical benefits       800      1,366
       Other assets and liabilities                            (12)       276
  Net cash provided by operating activities                 11,638        839


Cash flows used in investing activities:
  Capital expenditures                                      (6,279)    (7,470)

Cash flows from financing activities:
  Net borrowings (repayments) under bank agreement          (7,500)     4,000
  Long-term bond payments                                     (142)      (126)
  Bond funds in trust                                        1,546    (12,662)
  Refund under contract for HTMR facility                       --     13,600
  Net cash provided by (used in) financing activities       (6,096)     4,812

Cash and cash equivalents:
  Net decrease during the period                              (737)    (1,819)
  At beginning of year                                         894      1,958
  At end of period                                             157        139





- - - 4 -












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


NOTE 2 - ACCOUNTING CHANGE - POSTRETIREMENT MEDICAL BENEFITS

  Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 106 (Employers' Accounting for Postretirement Benefits Other Than Pensions) which requires accounting for the cost of retiree medical benefits other than pensions on an accrual basis. Implementation of this new standard also requires the recognition of a transition obligation based on the aggregate amount that would have been accrued in prior years had the new standard been in effect for those years. In accordance with this new standard the Company elected to recognize the entire transition obligation as of January 1, 1993 and accordingly recorded a non-cash charge of $46,543,000, after recognition of $28,526,000 in deferred tax benefits.


NOTE 3 - STOCK APPRECIATION RIGHTS PLAN

  In the first half of 1993 we incurred a net charge of $1,125,000 for our Stock Appreciation Rights Plans, which reflected the increase in the price of our stock since the end of 1992. This charge reduced net earnings for the first six months of 1993 by $697,000, or $.17 per share, after recognition of related tax benefits.


NOTE 4 - EARNINGS PER SHARE

  Earnings per share amounts have been calculated based on weighted average shares outstanding.


NOTE 5 - INCOME TAXES

  The provision for income taxes represents an effective combined federal and state tax rate of 40% and 38% for the six months ended June 30, 1994 and 1993, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                      Liquidity and Capital Resources


  Earnings of $1.0 million plus $3.9 million in depreciation charges and deferred income taxes of $.6 million generated cash flow of $5.5 million in the first half of 1994. Operating activities provided $11.6 million in cash during the period, reflecting a decrease in accounts receivable and inventories. Working capital decreased by $.3 million in the first half of 1994 and the ratio of current assets to current liabilities was 2.6 to 1.0 at June 30, 1994. Capital expenditures totaled $6.3 million in the first half of 1994.

  The Company has an $80.0 million Revolving Credit Agreement with four banks which expires September 1, 1995. In July 1993 the Agreement was amended to provide for up to an additional $15 million in availability through a short-term credit facility. This short-term credit facility expired at June 30, 1994 and has been fully paid. At June 30, 1994, $75.0 million in borrowings were outstanding under the Revolving Credit Agreement and an additional $3.6 million in letters of credit were also outstanding.

  The Company has reached an agreement in principle for a new 5-year, $95 million credit facility to replace the existing $80 million bank agreement. Management believes that internally generated funds and its new banking arrangements will be adequate to finance all planned capital expenditures, which will be approximately $13.7 million in 1994, including $5.0 million in expenditures to modify the HTMR System. These modifications will be made using the Solid Waste Disposal Revenue Bond funds held in trust.

                           Results of Operations


  Net sales increased by $1.4 million or 1.0% in the second quarter of 1994 compared to the second quarter of 1993, reflecting a 6.9% increase in average selling prices for steel products, offset by a 4.7% decrease in steel shipments. For the first half of 1994 net sales increased by $10.0 million or 6.5% over the first half of 1993, reflecting an 8.8% increase in average selling prices and a slight decrease in shipping volume.

  Cost of products sold increased by $.4 million or .5% in the second quarter of 1994 compared to the second quarter of 1993, despite lower shipping volume. The increase is primarily a result of higher costs for the Company's basic raw material, ferrous scrap.

  First half 1994 costs of products sold increased by $9.9 million over the prior year mainly due to higher ferrous scrap costs. In late 1992 our average scrap cost was under $100 per gross ton. By the end of 1993 it was over $140 per ton. It reached a peak of about $150 in March of this year, before leveling off to about $135 per ton in the second quarter. Recently, however, we have again incurred higher prices and, if this trend continues, will be forced to evaluate sales price levels for all of our products.

  As discussed in Note 3 to the Consolidated Financial Statements, cost of products sold in the first half of 1993 included a charge of $1.1 million for the Company's stock Appreciation Rights Plans. In the first half of 1994 there were no comparable charges.

  Production costs in the first half 1994 were adversely affected by a number of operating problems in January and February at the Company's new downstream facilities as well as the Alton Plant. Severe weather, particularly in the East, also played a role. In recent months the Company achieved considerable improvement in overall production costs, which management expects to sustain.

  The Company successfully completed the installation of new equipment at the Fremont Plant and has ceased operations at the Alton Wire Mill. Full realization of the anticipated lower oil tempered wire production costs will now depend on the progress made at the Fremont Plant in improving productivity.

  The Company continues to experience high demand for oil tempered wire. Therefore, a decision was made to supplement Fremont's oil tempering capacity by relocating some of the Alton wire equipment to the Memphis, Tennessee Wire Mill. Installation of the equipment was completed in June 1994, and some sizes of oil tempered wire were added to the Memphis Plant's existing cold drawn wire production.
As a result of this change to the 1992 wire operations restructuring plan, a credit of $397,000 was recorded in the first quarter of 1994, representing the estimated net book value of the equipment to be transferred.

  The $46.5 million charge for postretirement medical benefits in the first quarter of 1993 is net of $28.5 million in deferred tax benefits. Non-current assets at June 30, 1994 includes $26.5 million in net deferred income taxes. In recording these deferred tax benefits, no valuation allowance was deemed necessary as a result of management's evaluation of the likelihood that all of the deferred tax assets will be realized. In making this evaluation management considered historical earnings trends and the impact which changes in operations are expected to have on future earnings. Additionally, consideration was given to the inherent long-term nature of the Company's most significant deferred tax asset for the related postretirement medical benefit obligations ($31.4 million at June 30, 1994), for which recovery upon payment is expected to be spread over many future years. Excluding special charges in 1992 pre-tax accounting income for the most recent five fiscal years averaged $4.1 million. Taxable income for the same period averaged $2.6 million.

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

     (4)(d)   Third Amendment dated June 30, 1994 to Registrant's
              Revolving Credit Agreement.

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






  Date:  August 12, 1994
                                        9