Form 10-Q
period 1994-09-30
LACLEDE STEEL CO /DE/
filed 1994-11-10
CIK 57187

SECURITIES AND EXCHANGE COMMISSION
     Washington, D. C.  20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994

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

  Yes   X      No

     As of October 28, 1994 there were 4,056,140 shares of $13.33 par value common stock outstanding.
          LACLEDE STEEL COMPANY
            AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
          AND RETAINED EARNINGS
  (In Thousands Except Per Share Data)


                                         Third Quarter EndedYear to Date
                                         September 30,     September 30,
                                         1994      1993     1994     1993

Net sales                                  85,308   85,272  250,564  240,496

Costs and expenses:
     Cost of products sold                 77,153   78,029  227,224  218,618
     Selling, general and administrative    3,241    3,597    9,791    9,855
     Depreciation                           1,918    1,858    5,771    5,560
     Interest expense, net                  1,724    1,312    4,858    3,440
          Total costs and expenses         84,036   84,796  247,644  237,473

Earnings before income taxes and
   cumulative effect of change in accounting
   principle                                1,272      476    2,920    3,023

Provision for income taxes                    509      180    1,168    1,148

Earnings before cumulative effect
   of change in accounting principle          763      296    1,752    1,875

Cumulative effect of change in accounting
   principle for postretirement medical benefits,
   net of taxes                                --       --       --  (46,543)

Net earnings (loss)                           763      296    1,752  (44,668)

Retained earnings at beginning of period    4,349    1,832    3,360   46,796
     Cash dividends                            --       --       --       --

Retained earnings at end of period          5,112    2,128    5,112    2,128

Per share data:
    Earnings before cumulative effect
       of change in accounting principle     0.19     0.07     0.43     0.46
    Cumulative effect of change in accounting
       principle for post retirement medical benefits,
       net of taxes                            --       --       --   (11.48)

Net earnings (loss) per share                0.19     0.07     0.43   (11.02)


                  - 1 -












                  LACLEDE STEEL COMPANY
                     AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                          ASSETS
                      (In Thousands)


                                                          Sept.30,  Dec. 31,
                                                          1994      1993

Current Assets:
    Cash and cash equivalents                                 157       894
    Bond funds in trust                                        --     9,700
    Accounts receivable, less allowances                   41,647    46,527
    Prepaid expenses                                          510       351
    Income taxes recoverable                                  116       596

    Inventories:
        Finished                                           47,522    50,165
        Semi-finished                                      23,880    22,617
        Raw materials                                      10,012     9,515
        Supplies                                           15,489    15,129
        Total inventories                                  96,903    97,426

            Total Current Assets                          139,333   155,494



Non-Current Assets:
    Intangible assets                                      20,894    23,252
    Bond funds in trust                                     3,819     5,474
    Prepaid pension contributions                          16,202    15,713
    Deferred income taxes                                  26,484    27,083
    Other                                                   3,836     1,654
            Total Non-Current Assets                       71,235    73,176



Plant and Equipment, at cost                              254,539   243,658
    Less - accumulated depreciation                       127,974   122,514
            Net Plant and Equipment                       126,565   121,144





Total Assets                                              337,133   349,814



                          - 2 -
















           LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          Sept.30,  Dec. 31,
                                                          1994      1993

Current Liabilities:
    Accounts payable                                       29,368    25,421
    Accrued compensation                                    6,185     8,788
    Current portion of long-term debt                       2,560    10,981
    Notes payable to banks                                     --     7,500
    Taxes, other than income taxes                            502       733
    Accrued costs of pension plans                          7,790     9,963
    Current portion of restructuring charges                   --       622
    Other current liabilities                                 684     2,653
            Total Current Liabilities                      47,089    66,661


Non-Current Liabilities:
    Accrued costs of pension plans                         51,977    54,287
    Accrued postretirement medical benefits                79,001    77,801
    Other non-current liabilities                           7,043     7,549
            Total Non-Current Liabilities                 138,021   139,637


Long-Term Debt:
    Bank agreement                                         81,181    75,000
    Revenue bonds                                          26,500    25,926
            Total Long-Term Debt                          107,681   100,926


Stockholders' Equity:
    Preferred stock, without par value, authorized
      2,000,000 shares with none issued                        --        --
    Common stock, $13.33 par value, authorized
      5,000,000 shares with 4,056,140 shares issued        54,081    54,081
    Capital in excess of par value                            247       247
    Retained earnings                                       5,112     3,360
    Minimum pension liability adjustment                 (15,098)   (15,098)
            Total Stockholders' Equity                     44,342    42,590


Total Liabilities and Stockholders' Equity                337,133   349,814



                            3












LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)


                                                           Nine Months Ended
                                                          September 30,
                                                           1994       1993

Cash flows from operating activities:
 Net earnings (loss)                                        1,752    (44,668)
 Adjustments to reconcile net earnings (loss)  to
    net cash provided by (used in) operating activities:
     Cumulative effect of change in accounting for
       postretirement medical benefits                         --     46,543
      Depreciation                                          5,771      5,560
      Change in deferred income taxes                         599        632
 Changes in assets and liabilities that
    provided (used) cash:
       Accounts receivable                                  4,880     (6,023)
       Inventories                                            523     (6,450)
       Accounts payable and accrued expenses               (1,663)    (2,051)
       Pension cost less than funding                      (2,722)    (4,598)
       Change in accrued postretirement medical benefits    1,200      2,049
       Other assets and liabilities                            26        278
  Net cash provided by (used in) operating activities      10,366     (8,728)


Cash flows used in investing activities:
  Capital expenditures                                    (10,813)   (10,122)

Cash flows from financing activities:
  Net borrowings under bank agreement                         110     16,000
  Long-term bond payments                                  (9,276)      (862)
  Bond funds in trust                                      11,355    (11,707)
  Refund under contract for HTMR facility                      --     13,600
  Deferred financing costs                                 (2,479)        --
  Net cash provided by (used in) financing activities        (290)    17,031

Cash and cash equivalents:
  Net decrease during the period                             (737)    (1,819)
  At beginning of year                                        894      1,958
  At end of period                                            157        139





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

NOTE 3 - STOCK APPRECIATION RIGHTS PLAN
     In the first nine months of 1993 the Company incurred a net charge of $870,000 for Stock Appreciation Rights Plans, which reflected the increase in the price of its common stock since the end of 1992. This charge reduced net earnings for the first nine months of 1993 by $539,000, or $.13 per share, after recognition of related tax benefits.

NOTE 4 - BANK AGREEMENT
     On September 7, 1994, the Company entered into a new five-year Loan and Security Agreement with three banks which provides for a total availability of up to $95 million and $70 million of the proceeds was used to repay the prior Bank Agreement. The Agreement includes a $10 million Term Loan, payable monthly over five years, secured by certain fixed assets, with interest at either prime plus 1% or a Eurodollar fixed rate, at the Company's option. The Agreement also includes an $85 million Revolving Credit Loan secured by accounts receivable and inventory, with interest at either prime plus .5% or a Eurodollar fixed rate, also at the Company's option. The Agreement contains various covenants including a fixed charge coverage ratio and a minimum net worth requirement.

NOTE 5 - EARNINGS PER SHARE
     Earnings per share amounts have been calculated based on weighted average shares outstanding.

NOTE 6 - INCOME TAXES
     The provision for income taxes represents an effective combined federal and state tax rate of 40% and 38% for the nine months ended September 30, 1994 and 1993, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Liquidity and Capital Resources


     Earnings of $1.8 million plus $5.8 million in depreciation charges and deferred income taxes of $.6 million generated cash flow of $8.2 million in the first nine months of 1994. Operating activities provided $10.4 million in cash during the period. Working capital increased by $3.4 million in the first nine months of 1994 and the ratio of current assets to current liabilities was 3.0 to 1.0 at September 30, 1994. Capital expenditures totaled $10.8 million in the first nine months of 1994.

     The Company finalized an agreement for a new 5-year $95.0 million credit facility in September 1994, consisting of a $10.0 million, 5- year term loan and an $85 million revolving credit facility. The new Agreement replaces an $80.0 Revolving Credit Agreement that would have expired in September 1995.

     Management believes that internally generated funds and its new banking arrangements will be adequate to finance all planned capital expenditures, which will be approximately $13.5 million in 1994, including $5.0 million in expenditures to modify the HTMR System. These modifications are being made using the Solid Waste Disposal Revenue Bond funds held in trust. In September, 1994, $8.1 million of the remaining bond funds held in trust were utilized to repay a portion of these bonds.


     Results of Operations

     Net sales increased slightly in the third quarter of 1994 compared to the third quarter of 1993, as a decline in shipments was offset by higher sales prices. For the first nine months of 1994 net sales increased by $10.1 million or 4.2% over the first nine months of 1993, reflecting an 8.4% increase in average selling prices and a 2.7% decrease in shipping volume.

     Cost of products sold decreased by $.9 million or 1.1% in the third quarter of 1994 compared to the third quarter of 1993, reflecting lower shipping volume.

     Despite lower volume the cost of products sold for the first nine months of 1994 increased by $8.6 million over the prior year, mainly due to higher ferrous scrap costs. In late 1992 the Company's average scrap cost was under $100 per gross ton, but by the end of 1993 it had reached $140 per ton. After leveling off to about $135 per ton in the summer months, scrap costs averaged $139 in the third quarter of 1994. The Company has been able to cover higher scrap costs through price increases for its principal products and believes that additional price increases planned in the next several months will continue to alleviate the problem.

     Production costs in the first half 1994 were adversely affected by a number of operating problems in January and February at the Company's new downstream facilities as well as the Alton Plant. Severe weather, particularly in the East, also played a role. In the third quarter the Company achieved considerable improvement in overall production costs, which management expects to sustain.

     As discussed in Note 3 to the Consolidated Financial Statements, cost of products sold in the first nine months of 1993 included a charge of $.9 million for the Company's Stock Appreciation Rights Plans. In 1994 there were no comparable charges.

     The $46.5 million charge for postretirement medical benefits in the first quarter of 1993 is net of $28.5 million in deferred tax benefits. Non-current assets at September 30, 1994 includes $26.5 million in net deferred income taxes. In recording these deferred tax benefits, no valuation allowance was deemed necessary as a result of management's evaluation of the likelihood that all of the deferred tax assets will be realized. In making this evaluation management considered historical earnings trends and the impact which changes in operations are expected to have on future earnings. Additionally, consideration was given to the inherent long-term nature of the Company's most significant deferred tax asset for the related postretirement medical benefit obligations ($31.6 million at September 30, 1994), for which recovery upon payment is expected to be spread over many future years. Excluding special charges in 1992 pre-tax accounting income for the most recent five fiscal years averaged $4.1 million. Taxable income for the same period averaged $2.6 million.

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

     PART II - OTHER INFORMATION


     ITEM 1.   LEGAL PROCEEDINGS.

          None

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

        (4)(a) Registrant's Loan and Security Agreement dated as of September 7, 1994.

       (10)(d) Employment Agreements dated August 3, 1994, between the Registrant and Messrs. John B. McKinney, Michael H.
Lane, J. W. Hebenstreit, H. B. Nethington and L. J. Schnurbusch.

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






Date:     November 3, 1994