Form 10-K405
LACLEDE STEEL CO /DE/
filed 1995-03-29
CIK 57187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  FORM 10-K


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended     December 31, 1994
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to

Commission file number    0-3855

                           Laclede Steel Company
            (Exact name of Registrant as specified in its charter)

              Delaware                       43-0368310
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

     One Metropolitan Square
     211 North Broadway
     St. Louis, Missouri                          63102
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (314) 425-1400 Securities registered pursuant to Section 12(b) of the Act:

    Name of each exchange on
Title of each class which registered
               None                                  None

Securities registered pursuant to Section 12(g) of the Act:

                       $13.33 par value, Common Stock
                               (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X
No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At the date of filing of this report there were 4,056,140 shares of $13.33 par value common stock outstanding. At February 15, 1995 the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $24,518,000.

                     Documents Incorporated by Reference

     Definitive Proxy Statement for the 1995 Annual Meeting of
Stockholders is incorporated herein by reference in Part III.
                                  PART I

     Item 1.   Business.

               (a)  General Development of Business

               Laclede Steel Company is a low cost manufacturer of a wide range of carbon and alloy steel products, including pipe and tubular products, hot rolled products (primarily special quality bars), rod and wire products, and welded chain. The Company enjoys a competitive advantage due to its business strategy of vertically integrating its modernized steelmaking operations with low cost finishing facilities. The Company has lower steelmaking costs afforded by "mini-mill" technology and converts its semi-finished steel into a variety of products through its finishing plants. Each of the Company's downstream facilities is strategically located near its end markets, is specialized by product to optimize efficiency, and benefits from lower employment costs per ton.

               The Company is one of only three full-line domestic producers of continuous weld pipe in the United States. In addition, the Company believes it is a dominant North American producer of oil tempered wire, which is used for applications such as mechanical springs and overhead garage door springs. Oil tempered wire has metallurgical properties that typically command a price premium over commodity grades of wire, and therefore produces higher profit margins. The Company's manufactured and imported chain products give it a significant position in the truck and automobile tire chain and the hardware and industrial chain markets. The Company's special quality bars are primarily sold to forgers for finishing into a variety of products.

               Due to favorable energy costs and modernized facilities, the Company is a low cost producer of semi-finished steel at the Alton, Illinois Plant, which has a rated annual steelmaking capacity of over 850,000 tons. The Alton Plant supplies nearly all of the semi-finished steel used to finish products at the Company's downstream facilities. In accordance with the Company's business strategy, over the last ten years the Company has acquired or leased five additional finishing facilities, constructed a new finishing facility and relocated much of its labor-intensive work to lower cost labor areas. The Company has modified its continuous caster to minimize its reliance on the ingot process for production of tubular products and therefore experiences significantly lower pipe production costs.

               At December 31, 1994 Ivaco Inc. of Montreal,
Canada owned 2,018,650 shares of the Company's common stock or 49.8% of the total number of shares outstanding. An agreement between the Company and Ivaco Inc. reached in 1991, provides that the Company would take the necessary action to cause four designees of Ivaco to be seated on the Company's nine member Board of Directors. On January 22, 1993 the Company was advised that Ivaco is exploring the possibility of disposing of its interest in Laclede Steel Company.

               (b)  Financial Information

               The following table sets forth certain financial information relating to Registrant's operations:

                                   Year Ended December 31,
(Thousands of Dollars)        1994          1993          1992

Net Sales                   $341,289      $328,766      $274,468

Earnings (Loss) Before
 Cumulative Effect of Change
 in Accounting Principle    $  4,462      $  3,107      $ (7,547)

 Cumulative Effect of Change
  in Accounting Principle
  for Postretirement Medical
  Benefits, Net of Tax            --       (46,543)           --

Net Earnings (Loss)         $  4,462      $(43,436)     $ (7,547)

Identifiable Assets         $343,251      $349,814      $312,142


               (c)  Description of Business

               The following table lists the Company's wide range of steel products:

Pipe and Tubular Products:    Continuous Weld Pipe
                              - A53 Standard and Extra Heavy
                              - API 5L Line Pipe
                              - CW 55 Tubing
                              - Fence Pipe

                              Electric Resistance Weld Tubing
                              - A500 Structural

Hot Rolled Products:          - Carbon and Alloy SBQ Bars
                              - Forging Billets
                              - Special Shapes

Rod and Wire Products:        Cold Drawn Wire
                              - High Carbon
                              - Oil Tempered
                              - Low Carbon
                              - Annealed Wire and Rod

Chain:                        - Welded Chain

               The following table presents, for the years indicated, the percentage of the Company's total sales by product class:

     Product             1994      1993      1992

     Pipe and tube       40.1%     35.7%     34.9%

     Hot Rolled          29.2      30.3      31.8

     Rod and wire        18.5      22.9      23.4

     Chain                8.9       9.2       8.9

     Other                3.3       1.9       1.0

     Total               100%      100%      100%

               Pipe and Tubular Products. The Company's pipe and tubular products are comprised of continuous butt weld ("CBW") pipe and electric resistance weld ("ERW") tubing, which are sold in the U.S. and Canada to distributors and manufacturers. Pipe and tubular products are produced and finished at the Company's Alton Plant; Benwood, West Virginia; Fairless Hills, Pennsylvania; and Vandalia, Illinois Facilities. Prior to 1993, the majority of the Company's CBW pipe was finished at the Alton Plant or at the Fairless Facility, as discussed below. While semi-finished pipe continues to be produced at the Alton Plant, in 1993 the Company moved the majority of the Alton Plant's finishing operations to the Company's new, lower cost Vandalia Facility. By the end of 1993, the majority of CBW pipe was no longer finished at the Alton Plant.

               The Company is one of only three producers of CBW pipe in the United States, due in part to the Company's long-term lease from former competitor USX Corporation of its pipe manufacturing facilities at the Fairless Facility. The Company believes that the addition of the Fairless Facility provides lower cost pipe making capacity as well as a stronger geographic balance than most of its competitors.

               The Company has made considerable progress towards its goal of becoming the low cost producer of tubular products in North America and is planning the final modifications in the Melt Shop at the Alton Plant that will allow the Company to shift its entire production of steel used in pipe making from the ingot process to continuous cast.

               Hot Rolled Products. The Company's hot rolled products are produced at the Alton Plant and consist primarily of special quality ("SBQ") bars sold to manufacturers to be cold drawn or forged. Demand is currently strong for the Company's SBQ products. The Company's goal in this area is to increase shipments of higher quality products with higher profit margins. In late 1992, the Company successfully completed the installation of an electromagnetic stirring device intended to improve the surface quality of its SBQ products.

               Rod and Wire Products. The Company is a major manufacturer of rod and wire products. These products include high and low carbon wire, oil tempered wire, and annealed wire and rod. The Company believes it is a dominant participant in the oil tempered wire market. Wire products are currently manufactured and finished at the Company's Alton, Memphis, Tennessee and Fremont, Indiana Facilities. The Fremont Facility, which is the Company's state-of-the-art, stand-alone oil tempered wire facility, has completed the final stage of expansion. The Company has moved the majority of wire production from the Alton Plant to the Fremont Facility, which has lower operating costs.

               Chain Products.  Laclede Chain, one of the
Company's wholly owned subsidiaries, produces chain products from rods produced at the Alton Plant and also imports a significant amount of chain from the Far East. Laclede Chain generated in excess of $30 million in sales in 1994, approximately half of which was attributable to sales of anti-skid devices for trucks and automobiles. The balance of the Company's chain products sales is in the hardware and industrial chain business.

               At December 31, 1994 the Company had a sales backlog of over $25 million. This backlog does not have significant seasonal variation. Long-term sales commitments do not represent a significant portion of the business. Because of its size in relation to the industry and its diversified product mix, in periods of normal demand, the Company expects to operate near full steelmaking capacity. For further information and also for discussion of future capital expenditure plans, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

               Research and development activities of the Company have not been material.

               The Company manufactures steel from steel scrap generated in the course of its steel production and purchased in the open market from numerous scrap suppliers. Since it does not produce its own raw materials, the Company is subject to the fluctuation in prices and availability of scrap.

               The Company's business strategy has been to modernize its basic steelmaking facilities at the Alton Plant while growing and modernizing its lower cost, downstream finishing facilities. The Company believes that the major elements of this strategy are currently in place.

               In 1984, after the installation of a new management team the year before, the Company commenced a business strategy that included the expansion and modernization of its existing facilities, the acquisition of new facilities, the relocation of finishing operations, and the relocation of labor-intensive work to lower operating cost areas. This repositioning, which was substantially completed by the end of 1993, was designed to reduce the Company's production costs while expanding its production capacity and market share.

               The center of the Company's business is the Alton Plant, which has the advantages of a central location, low utility costs, and good sources for raw materials. In addition, the Alton Plant provides the necessary strategic flexibility to manufacture the grades of steel needed to produce the Company's various products. Utilizing that flexibility, the Company has acquired, expanded or constructed decentralized finishing facilities that can utilize the output of the Alton Plant while reducing the costs of finishing processes. Each of the Company's downstream facilities is strategically located near its end markets, is specialized by product to optimize efficiency, and benefits from lower employment costs per ton.

               The Company began its business strategy with the acquisition of a chain manufacturer in northwestern Missouri in 1984. In furtherance of its business strategy, since 1984 the Company has acquired four additional facilities and constructed one new facility. Most notable among these new and/or expanded facilities are the Company's lease of the pipe manufacturing facilities at the Fairless Facility, the Company's expanded oil tempered wire operations at the Fremont Facility, and the construction of the Vandalia Facility, a tubular finishing plant.

               At the Fairless Facility, the Company enjoys a favorable long-term lease, lower costs of operation and lower employment costs. Operations at the Fairless Facility began in May 1992, and have achieved an annual production rate in excess of 50,000 tons. The Fremont Facility was expanded in order to handle the majority of oil tempered wire volume previously produced at the Alton Plant's wire mill. Relatively minor amounts of oil tempered wire are produced at the Alton and Memphis Plants. The Vandalia Facility, constructed in 1992, processes semi-finished pipe produced at the Alton Plant.

               Capital Improvements. While the Company has expanded and improved its downstream finishing facilities, it also completed two important capital improvements to the steelmaking operations at the Alton Plant: the addition of electromagnetic stirring to improve the surface quality of SBQ products and a modification to the Company's continuous caster discussed below. The primary objective of both of these improvements was to substantially reduce production costs, but each also provides access to new markets.

               The caster modification added the capability to cast a slab suitable for the production of the majority of pipe sizes. Previously, all pipe skelp, which is the intermediate rolled strip used as input material for pipe production, was produced from ingots, passing through a blooming mill before entering the 22" rolling mill at the Alton Plant. The modified caster adds the capability to feed continuous cast slabs directly into the 22" rolling mill and the Fairless Facility's 18" rolling mill. In 1994 the Company produced 67% of its total steel output by the continuous cast process, compared to 45% in 1993. The Company has begun a major new capital program to become a 100% cast steel producer in 1996.

     Competition

               Price sensitivity in markets for the Company's products is driven by competitive factors and the cost of steel production.

               Domestic. The Company faces competition from regional mini-mill companies and fully integrated steel mills, and such competition can be expected to continue. However, the Company believes its emphasis on producing higher grade steel products, its competitive production costs, substantially completed repositioning, established market positions, diverse product lines, and strategic geographic locations will all enable the Company to continue to compete effectively in its markets.

               Foreign. The Company also faces competition from foreign steel producers. However, in recent years a declining U.S. dollar, increased efficiency in the U.S. steel industry and voluntary restraint agreements with foreign steel producers have improved the competitive position of U.S. steel companies, including the Company.

     Environmental Matters

               In general, the Company is subject to a broad range of federal, state and local environmental regulations, including those governing discharges into the air and water, the handling and disposal of solid and/or hazardous wastes and the remediation of contamination associated with the release of hazardous substances. The domestic steel industry, including the

Company, has spent substantial amounts to comply with these requirements. Although the Company believes it is in substantial compliance with the various environmental regulations applicable to its business, there can be no assurance that future changes in environmental regulations will not require the Company to incur significant costs in order to comply with such future regulations.

               Specifically, like all electric arc furnace (EAF) steel producers, the Company generates EAF dust as part of the steelmaking process. For some time, the EPA has classified EAF dust as a designated hazardous waste. Over the past decade, the Company has accumulated approximately 145,000 tons of this material on site at the Alton Plant, pending development of technology for economical treatment. Currently, approximately 45,000 tons of EAF dust are located in a building at the Alton Plant (the "Indoor Pile") and the remaining 100,000 tons are piled outdoors at the Alton Plant (the "Outdoor Pile"). The Company believes that it has remained in compliance with EPA regulations during this period of accumulation and believes that it continues to be in compliance with current EPA regulations.

               In 1989, the Company reached an agreement with Elkem Technology ("Elkem") to construct the High Temperature Metals Recovery (HTMR) System at the Alton Plant, intended to treat newly generated EAF dust as well as the existing storage piles. In 1990 the Company completed the permanent financing for this facility through the issuance of $25 million in Solid Waste Disposal Revenue Bonds.

               In the second quarter of 1993 the Company was advised by Elkem that the HTMR System would not be able to meet its original goals, including the recovery of prime western grade zinc, which was an essential criterion under the Company's agreement with Elkem and, accordingly, commissioning of the facility would cease. On May 17, 1993, the Company and Elkem negotiated a settlement of the original contract, under which Elkem refunded $13.6 million to the Company and relinquished control of and legal title to the HTMR System. Under provisions of the related Bond Agreement financing the project, funds recovered from Elkem were deposited in trust in the Bond Project Fund and used to modify the HTMR System. The remaining $8.1 million of unused funds were used to prepay a portion of the Bonds under the terms of the Bond indenture. The Company's investment in the HTMR System at December 31, 1994 is approximately $15.7 million.

               If the HTMR System is not economical relative to alternative EAF dust disposal methods, then ultimately it may have limited use. In this event, which management considers unlikely, the Company's investment in the HTMR System may be impaired, requiring an accounting charge.

               The Company has filed a modified closure plan for disposition of existing EAF dust piles which provides for the closure of all piles in place at the location of the Outdoor Pile. It appears that the cost of this plan will approximate the $3.8 million liability existing at December 31, 1994 for the disposal of the existing EAF dust.

               While management believes the modified closure plan represents the best available alternative, approval by the IEPA is not assured and considerable time may be required to resolve the issues involved. However, based on other closure plans accepted by the environmental regulatory authorities in other states for companies in situations similar to that of the Company's, as well as the IEPA's initial reaction, management believes that the modified closure plan will ultimately be permitted. In the event that the proposed modification is not ultimately permitted by the IEPA, the Company would likely incur closure costs greater than the amount recorded.

               Employees. As of December 31, 1994, the Company employed approximately 1,900 employees, 350 of whom are classified as management, administrative and sales personnel.

               The Company's 950 hourly employees at the Alton Plant are covered by a collective bargaining agreement that expires in September of 1997. The compensation for the majority of the Company's employees is based partially on productivity in accordance with various incentive plans. None of the Company's other employees is covered by a collective bargaining agreement. The Company has never experienced a strike, and it believes that its relations with its employees are good.

     Item 2.   Properties.

               The Company's steelmaking facilities are located on a 400-acre site in Alton, Illinois, and consist of two electric furnaces with a combined rated production capacity of over 850,000 net tons per year, a continuous bloom casting facility, a roughing mill and 14-inch bar mill, soaking pits, bloom rolling mill, billet rolling mill, 8-inch bar mill, rod mill, 22-inch strip mill, facilities for the manufacture of continuous butt-weld pipe and wire finishing facilities. The Company also has a rail-water terminal at Alton, a pipe finishing plant in Vandalia, Illinois, a chain manufacturing plant in Maryville, Missouri, a wire mill in Memphis, Tennessee, a wire oil tempering facility in Fremont, Indiana and an electric resistance weld tubing mill in Benwood, West Virginia. The Company operates a pipe mill in Bucks County, Pennsylvania which is leased from USX Corporation. The lease expires September 30, 1996 with options to renew until September 30, 2006.

               The Company's property is well maintained and adequate for efficient production of its existing product line. The majority of the Company's properties are owned in fee. For its executive offices the Company presently leases space in the Metropolitan Square Building in downtown St. Louis under a lease expiring on April 30, 2004.

     Item 3.   Legal Proceedings.

               There are various claims pending involving the Company and its subsidiaries with respect to environmental, hazardous substance, product liability, personal injury, and other matters arising out of the routine conduct of it business. The Company believes it has meritorious defenses with respect to all claims and litigation and the ultimate disposition of such matters will not materially affect its financial position or results of operations.

     Item 4.   Submission of Matters to a Vote of Security
               Holders.

                                   NONE

                                * * * * * *

               The executive officers of the Company and their ages are as follows:

     Name                Age            Position

John B. McKinney         62   President, Chief Executive Officer
                              and Director

Michael H. Lane          52   Vice President-Finance, Treasurer

and Secretary

J. William Hebenstreit   49   Vice President-Operations

Larry J. Schnurbusch     48   Vice President-Administration

H. Bruce Nethington      53   Vice President-Human Resources

               John B. McKinney was elected President and Chief Executive Officer of the Company in January 1983. Mr. McKinney has been a director of the Company since 1981 and is also a director of Boatmen's Trust Company and The Automobile Club of Missouri.

               Michael H. Lane was elected Vice President-
Finance, Treasurer and Secretary of the Company in 1983.

               J. William Hebenstreit was elected Vice President-
Operations of the Company in 1983.

               Larry J. Schnurbusch was elected Vice President-
Administration in 1993. Prior to 1993, he served as Director of Corporate Administration of the Company.

               H. Bruce Nethington was elected Vice President-
Human Resources in 1993. Prior to 1993, he served as Director of Industrial Relations of the Company.

                                * * * * * *

                                  PART II

     Item 5.   Market for the Registrant's Common Equity and
               Related Stockholder Matters.

               Laclede's common stock is traded on the NASDAQ
National Market System and the symbol is LCLD.  As of January 15,
1995 there were approximately 610 stockholders of record.

     Market
     Price Range              1994                   1993
     Quarter            High        Low         High        Low

       First          $18-3/4     $15-1/4     $25-1/4    $16-1/2
       Second         $16-3/4     $12-3/4     $25-1/4    $21
       Third          $14-3/4     $11-1/2     $22        $15-3/4
       Fourth         $12-1/2     $ 9-3/4     $16-3/4    $13-3/4


     Dividends Per
     Share Paid on
     Common Stock            1994                  1993

                             NONE                  NONE

     Item 6.   Selected Financial Data.

                        Five-Year Financial Summary

                             (In Thousands of Dollars Except Per Share Data)

                               1994      1993      1992       1991      1990

Net Sales                    $341,289  $328,766  $274,468   $260,938  $287,344
Earnings (Loss) Before
 Cumulative Effect of Change
  in Accounting
  Principle                  $  4,462  $  3,107  $ (7,547)* $ (8,332) $  4,876
Net Earnings (Loss)          $  4,462  $(43,436) $ (7,547)* $ (8,332) $  4,876
Net Earnings (Loss)
 per share                   $   1.10  $ (10.71) $  (1.86)* $  (2.05) $   1.20
Other Financial Data
  Total assets               $343,251  $349,814  $312,142   $301,724  $305,845
  Working capital              88,906    88,833    83,403     85,823   101,399
  Capital expenditures         14,747    12,782    19,845     16,149    25,339
  Long-term debt              100,801   100,926   103,908     93,179    95,127
  Stockholders' equity         53,743    42,590    98,013    108,671   117,671
  Stockholders' equity
   per share                 $  13.25  $  10.50  $  24.16   $  26.79  $  29.14
  Cash dividends per share   $     --  $     --  $     --   $    .20  $    .40

* Includes special charges which reduced net earnings by $11.6 million or $2.86 per share.

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

Operating Results 1992 to 1994

               Net earnings for 1994 of $4.5 million represent a 44% increase over 1993 earnings before the cumulative effect of a change in accounting principle of $3.1 million. As discussed in
Note 5 to the Consolidated Financial Statements, effective January 1, 1993 the Company adopted the new accounting standard for postretirement medical benefits which resulted in the recording of a one-time after tax charge of $46.5 million. As a result of this accounting change the Company incurred a net loss for the year 1993 of $43.4 million.

               The consolidated net loss for 1992 was $7.5 million which includes after-tax special charges of $11.6 million as discussed below under "Steel Operations".

               The change in net sales for the last three fiscal years is analyzed as follows:

                                   (In Thousands)
                      1994 Vs. 1993  1993 Vs. 1992  1992 Vs. 1991

Increase in net sales     $12,523        $54,298        $13,530
Comprised of:
  Increase (Decrease)
    in volume            $(14,044)       $42,575        $19,227
  Increase (Decrease)
    in price             $ 26,567        $11,723        $(5,697)

Steel Operations

               Net sales in 1994 increased by $12.5 million or 3.8% from 1993, reflecting a significant increase in average selling prices partially offset by a lower volume of tons shipped. Cost of products sold increased by $8.7 million or 2.9%, primarily as a result of higher costs for the Company's basic raw material, ferrous scrap.

               Net sales in 1993 increased by $54.3 million or 19.8% from 1992, as a result of a 15.0% increase in steel shipments and an increase in average sales prices of about 4.3%. Cost of products sold increased by $53.9 million or 22.1% in 1993. The increase in cost of products sold is proportionately higher than the increase in 1993 steel shipments, primarily as a result of higher scrap costs. As overall demand for steel has increased, the Company has experienced a sharp rise in the price of scrap. The average scrap usage cost in 1994 and 1993 each represents an increase over the prior year of approximately 25%. The high demand for steel is evident in Industry production statistics with the estimated percentage of capacity utilization increasing from 82% in 1992 to 89% in 1993 and 91% in 1994.

               However, there are also other factors affecting the supply of scrap that could be considered structural changes, including the growth in electric furnace production which is almost totally dependent on ferrous scrap as a raw material. Electric furnaces now account for approximately 38% of domestic steel production.

               In both 1993 and 1994 the Company was able to recover the increased scrap costs through higher selling prices for its products. Management believes that price increases implemented in the first quarter of 1995 will continue to minimize the effect of higher scrap costs.

               Because of its size in relation to the steel industry, as well as its diverse product mix, under normal economic conditions the Company is able to operate at high levels of capacity utilization.
               The $46.5 million charge for postretirement medical benefits in 1993 is net of $28.5 million in deferred tax benefits. Non-current assets at December 31, 1994 includes $21.7 million in net deferred income taxes. In recording these deferred tax benefits, no valuation allowance was deemed necessary as a result of management's evaluation of the likelihood that all of the deferred tax assets will be realized. In making this evaluation management considered historical earnings trends and the impact which changes in operations are expected to have on future earnings. Additionally, consideration was given to the inherent long-term nature of the Company's most significant deferred tax asset for the related postretirement benefit obligations other than pensions ($31.7 million at December 31, 1994), for which recovery upon payment is expected to be spread over many future years.

               The general level of historical earnings, along with expected improvements in future earnings as a result of actions taken by management to implement its strategic plan for various cost reductions, is expected to be sufficient to allow for utilization of all recorded net deferred income tax assets, including net operating loss and minimum tax carryovers, as they reverse or within the related expiration periods.

               In 1993 the Company successfully initiated a change in its Melt Shop at the Alton Plant which has had a significant effect on the cost of Tubular Products. Historically the Company had used the continuous cast process on about 40% of its raw steel production. This lower cost cast steel had been targeted primarily for the special bar quality business and, to a lesser extent, some of the rod and wire business. The Company modified its continuous caster in order to produce slabs to be used in the production of skelp for tubular products. This change in process enables the Company to use cast steel for production of the majority of its tubular products, resulting in a significant savings when compared to the ingot process. In 1994 the Company produced 67% of its steel by the continuous cast process.

               In the second quarter of 1992 the Company recorded pre-tax special charges of $14.5 million for restructuring of wire operations and $4.2 million for estimated environmental costs related to the processing of accumulated electric arc furnace dust. These special charges reduced after-tax net earnings by $11.6 million. The restructuring cost provision related to the Company's decision to increase the capacity of the Fremont Plant by installation of new equipment, and to close the Alton wire facility. For additional discussion of this restructuring charge as well as the provision for environmental costs also see "Divisions and Subsidiaries" and "Liquidity and Capital Resources".

               In order to comply with EPA regulations, since 1991 the Company has incurred costs for outside processing of currently generated electric arc furnace dust, pending completion and operation of the High Temperature Metals Recovery (HTMR) facility at the Alton Plant. Such costs amounted to $.7 million in 1992, $2.1 million in 1993, and $2.3 million in 1994. See
Note 6 to the Consolidated Financial Statements and "Liquidity and Capital Resources" for further discussion.

               Increases in selling, general and administrative expenses in 1993 compared to 1992 were primarily a result of higher salaried employment costs. The increase in interest expense in 1994 is primarily the result of an increase in short-term interest rates. In 1994 the Company recorded a gain of $1.1 million related to the sale of various items of steel mill equipment. Higher depreciation expense each year is a result of increased capital expenditure levels.

               General inflation and changing prices have not had a significant effect on the Company's sales and revenues, which are more related to factors such as domestic steel capacity, currency levels, demand for the Company's products, and the impact of foreign steel imports. Imported steel typically has the greatest impact on the Company's tubular products.

Divisions and Subsidiaries

               The Company operates a cold drawn wire mill in Memphis, Tennessee and an oil tempered wire facility in Fremont, Indiana. The Memphis Plant has not had a significant impact on Company operating results since its acquisition in 1985. Prior to 1991 the Fremont Plant accounted for less than 20% of the Company's oil tempered wire production. In 1991 the Company increased the capacity of the Fremont Plant with the installation of two new state-of-the-art oil tempering lines. In the second quarter of 1992 the Company made a decision to further expand oil tempering capacity at Fremont to include all size ranges. The 1992 restructuring charge referred to under "Steel Operations" relates to this decision. A substantial portion of the Wire Operations at the Alton Plant were shut down in 1994.

               The Company's wholly-owned subsidiary, Laclede Chain Manufacturing Company, operates a manufacturing plant in Maryville, Missouri and a warehouse and sales operation in Portland, Oregon. The Laclede Chain operation made a significant contribution to consolidated earnings in the years 1992-1994, particularly in the fourth quarter of the year when tire chain sales were seasonally strong.

               Laclede's Benwood, West Virginia Plant
manufactures electric weld resistance tubular products for the structural pipe industry. This tubing is made using skelp from the Alton Plant. Shipments of ERW pipe, which began slowly in 1990 have been increasing since. Operating results of the Benwood facility improved substantially in 1994 as a result of higher volume, sales price increases, lower cost skelp produced from continuous cast steel at the Alton Plant, and productivity improvements.

               In 1991, Laclede completed an agreement with USX Corporation to purchase the pipe inventory and lease the Pipe Mill Operations located at the Fairless Works in Bucks County, Pennsylvania. The Company successfully began operation of one of the two continuous weld mills with the production and shipment of a substantial quantity of tubular products from this low cost facility in the second half of 1992. Shipments of continuous weld pipe from the Fairless Plant increased significantly in 1993 and remained at approximately the same level in 1994.

               In 1992 the Company constructed a tubular finishing plant in Vandalia, Illinois. The Vandalia facility processes semi-finished pipe produced at the Alton Pipe Mill. Shipping from the Vandalia Plant began in the second half of 1992. In 1993 the Company completed the equipment installation and transfer of all planned finishing operations from the Alton Plant to this low cost processing plant. In 1994 the majority of Laclede's continuous weld pipe shipments were made from either the Fairless or Vandalia Plant.

Liquidity and Capital Resources

               At December 31, 1994 the Company had $88.9 million in net working capital with the ratio of current assets to current liabilities at 2.5 to 1. In 1994 the Company reduced total long and short-term bank debt by $6.8 million. Outstanding Revenue Bonds were reduced by $9.4 million including the prepayment of the Solid Waste Disposal Revenue Bonds discussed below.

               For the years 1994 and 1993 earnings before the cumulative effect of a change in accounting principle plus depreciation and the change in deferred taxes generated $ 13.8 million and $11.9 million in cash flow, respectively.

               Despite the net loss of $7.5 million for 1992, $13.4 million in cash was generated, after adding special charges and depreciation and deducting deferred taxes.

               Inventories increased by $5.0 million in 1994, primarily as a result of increasing scrap costs, including its effect on semi-finished and finished inventory costs. Accounts payable at December 31, 1994 was $11.6 million higher than the balance at the beginning of the year, reflecting higher inventory levels of scrap. For the three years ended December 31, 1994 inventories increased by $3.4 million, while in the same period $22.6 million was contributed to the Company's pension trust funds.

               In September 1994 the Company entered into a new five-year Loan and Security Agreement with three banks which provides for a total availability of up to $95 million. This Agreement replaced an $80 million Revolving Credit Agreement which was due to expire in September 1995. At December 31, 1994 $75.7 million in borrowings and $2.6 million in letters of credit were outstanding under the Loan and Security Agreement. At the beginning of 1995 the interest rate under the Agreement ranges between 8.1% and 9.5%. In February 1995 the Agreement was amended to increase the revolving credit maximum availability from $85 million to $95 million. See Note 4 to the Consolidated Financial Statements for details of the Loan and Security Agreement. Management believes that internally generated funds and its new banking arrangements will be adequate to finance all planned capital expenditures, which will be approximately $15.0 million in 1995.

               In the second quarter of 1993 the Company was advised by Elkem Technology that the High Temperature Metals Recovery (HTMR) System to process electric furnace dust at the Alton Plant would not be able to meet its original goal to recover prime western grade zinc from the dust. Accordingly, management negotiated a settlement of the contract with Elkem and the Company received a refund of $13.6 million, as well as title to the HTMR System. The Company is in the final stages of modifying the facility in order to treat current generation of dust economically and in accordance with EPA standards. A portion of the funds received from Elkem together with additional Company funds is being used to complete this modification of the HTMR System. The remaining refund from Elkem of $8.1 million was applied as a prepayment of a portion of the outstanding Solid Waste Disposal Revenue Bonds in 1994. Refer to Note 6 to the Consolidated Financial Statements for additional discussion of these issues.

               The Company presently is not paying dividends on its common stock. Restoration of common stock dividends will depend on various factors including an improvement in business conditions and sustained profitability.

               The Company knows of no other trends, demands, commitments, events or uncertainties that will or are likely to materially affect its liquidity.


     Item 8.   Financial Statements and Supplementary Data.

               The index to the Financial Statements of the Company and the independent auditors' report of Deloitte & Touche
LLP appear on pages 18 and 39.


     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.

                                   NONE


                                 PART III

     As permitted by General Instruction G, with the exception of information on Executive Officers of the Registrant set forth in
Part I hereof, information required in Part III is incorporated by reference to the definitive proxy statement of Registrant for the 1995 Annual Meeting which the Registrant will file with the Commission no later than April 30, 1995.

                                  PART IV


     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K.

               (a)  Documents Filed as Part of This Report

               The following is an index of the financial statements and schedules included in this Report.

         (1)   Financial Statements

               LACLEDE STEEL COMPANY AND SUBSIDIARIES


                                                             Page
Consolidated Statements of Operations and Retained Earnings
  for the years ended December 31, 1994, 1993 and 1992 . . .  21

Consolidated Balance Sheets, December 31, 1994 and 1993  . .  22

Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1993 and 1992 . . . . . . . . . . . . .  24

Notes to Consolidated Financial Statements . . . . . . . . .  25

Independent Auditors' Report on Financial Statements . . . .  39



         (2)   Consolidated Financial Statement Schedules

                                   NONE

         (3)   Exhibits

               The following is an index of the exhibits included in this Report or incorporated herein by reference.

     (3)(a) Registrant's Certificate of Incorporation as amended October 7, 1988. (Incorporated by reference to Exhibit (3)(a) in Registrant's Annual
               Report on Form 10-K for the fiscal year ended
               December 31, 1993.)

     (3)(b)    By-laws of Registrant amended May 22, 1987.
               (Incorporated by reference to Exhibit (3)(b) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

     (4)(a) Registrant's Loan and Security Agreement dated as of September 7, 1994. (Incorporated by reference to Exhibit (4)(a) in Registrant's quarterly report on Form 10-Q for September 30, 1994.)

     (4)(b)    First Amendment dated February 15, 1995 to
               Registrant's Loan and Security Agreement.

     (10)(a)* Discretionary incentive compensation plan for Executive Officers of the Registrant.
               (Incorporated by reference to Exhibit (10)(a) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)


     (10)(b)* 1989 Stock Appreciation Rights Plan for Officers of the Registrant. (Incorporated by reference to Exhibit A of Registrant's Proxy Statement for the
               1989 Annual Meeting of the Stockholders).

     (10)(c)* Employment Agreements dated October 19, 1994, between the Registrant and Messrs. John B.
               McKinney, Michael H. Lane, J. William Hebenstreit.
               H. Bruce Nethington and Larry J. Schnurbusch.

     (10)(d) Stock Purchase Agreement dated October 5, 1980 between Registrant and Ivaco Inc. (Incorporated by reference to Exhibit (10)(e) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

     (10)(e)* Key Employee Retirement Plan. (Incorporated by reference to section entitled Benefit Plans from Registrant's Proxy Statement for the 1995 Annual
               Meeting of the Stockholders).

     (22)      Subsidiaries of Registrant.

               NOTE
                 Copies of exhibits will be supplied upon written request and payment of the Registrant's fee of $.25 per page requested.


* Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
     Item 14(c) of Form 10-K.


                    (b)  Reports on Form 8-K

               During the quarter ended December 31, 1994, no reports on Form 8-K were filed by Registrant.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
and Retained Earnings
(In Thousands of Dollars except Per Share Amounts)
                                                              Year Ended December 31,
                                                              1994          1993          1992
NET SALES                                                     $  341,289    $  328,766    $  274,468

COSTS AND EXPENSES:
 Cost of products sold                                           306,351       297,670       243,806
 Selling, general and administrative expenses                     14,039        13,755        12,290
 Depreciation                                                      7,625         7,464         7,165
 Interest expense, net                                             6,940         4,866         4,679
 Special charges:
  Restructuring of operations                                       ----          ----        14,500
  Environmental costs                                               ----          ----         4,200
 Gain on sale of equipment                                        (1,103)         ----          ----
 Total costs and expenses                                        333,852       323,755       286,640
EARNINGS (LOSS) BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                           7,437         5,011       (12,172)

PROVISION (CREDIT) FOR INCOME TAXES                                2,975         1,904        (4,625)

EARNINGS (LOSS) BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE                                                         4,462         3,107        (7,547)
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE FOR
 POSTRETIREMENT MEDICAL BENEFITS,
 NET OF TAX                                                         ----       (46,543)         ----
NET EARNINGS (LOSS)                                                4,462       (43,436)       (7,547)

RETAINED EARNINGS AT BEGINNING OF YEAR                             3,360        46,796        54,343
RETAINED EARNINGS AT END OF YEAR                              $    7,822    $    3,360    $   46,796

PER SHARE DATA:
 Earnings (loss) before cumulative effect
  of change in accounting principle                           $     1.10    $     0.77    $    (1.86)
 Cumulative effect of change in accounting
  principle for postretirement medical benefits,
  net of tax                                                        ----        (11.48)         ----
 Net earnings (loss)                                          $     1.10    $   (10.71)   $    (1.86)

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Assets
(In Thousands of Dollars except Per Share Amounts)
                                                                        December 31,
                                                                        1994          1993


CURRENT ASSETS:
 Cash and cash equivalents                                              $      159    $      894
 Bond funds in trust                                                          ----         9,700
 Accounts receivable, less allowances of $2,635 in 1994 and $2,366 in 1993  45,587        46,527
 Prepaid expenses                                                            1,202           351
 Income taxes recoverable                                                      546           596
 Inventories:
  Finished                                                                  45,407        50,165
  Semi-finished                                                             26,193        22,617
  Raw materials                                                             15,853         9,515
  Supplies                                                                  15,013        15,129
 Total inventories                                                         102,466        97,426
 Total current assets                                                      149,960       155,494

NON-CURRENT ASSETS:
 Intangible assets                                                          21,101        23,252
 Bond funds in trust                                                         2,385         5,474
 Prepaid pension contributions                                              17,795        15,713
 Deferred income taxes                                                      21,726        27,083
 Other                                                                       3,522         1,654
 Total non-current assets                                                   66,529        73,176

PLANT AND EQUIPMENT, AT COST:
 Land                                                                        1,615         1,614
 Buildings                                                                  29,559        29,173
 Machinery and equipment                                                   225,063       212,871
                                                                           256,237       243,658
 Less - accumulated depreciation                                           129,475       122,514
 Net plant and equipment                                                   126,762       121,144


TOTAL ASSETS                                                            $  343,251    $  349,814

Liabilities and Stockholders' Equity

                                                                        December 31,
                                                                        1994          1993


CURRENT LIABILITIES:
 Accounts payable                                                       $   36,462    $   25,421
 Accrued compensation                                                        9,798         8,788
 Current portion of long-term debt                                           2,484        10,981
 Notes payable to banks                                                       ----         7,500
 Accrued costs of pension plans                                              9,830         9,963
 Other                                                                       2,480         4,008
 Total current liabilities                                                  61,054        66,661

NON-CURRENT LIABILITIES:
 Accrued costs of pension plans                                             41,413        54,287
 Accrued postretirement medical benefits                                    79,180        77,801
 Other                                                                       7,060         7,549


LONG-TERM DEBT                                                             100,801       100,926

COMMITMENTS AND CONTINGENCIES - NOTE 10                                       ----          ----


STOCKHOLDERS' EQUITY:
 Preferred stock without par value, authorized
  2,000,000 shares with none issued                                           ----          ----
 Common stock, $13.33 par value, authorized
  5,000,000 shares, issued and outstanding 4,056,140 shares                 54,081        54,081
 Capital in excess of par                                                      247           247
 Retained earnings                                                           7,822         3,360
 Minimum pension liability adjustment                                       (8,407)      (15,098)
 Total stockholders' equity                                                 53,743        42,590


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  343,251    $  349,814

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(In Thousands of Dollars)
                                                      Year Ended December 31,
                                                       1994          1993          1992
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                   $    4,462    $  (43,436)   $   (7,547)
 Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
   Cumulative effect of change in accounting principle
    for postretirement medical benefits                      ----        46,543          ----
   Depreciation                                             7,625         7,464         7,165
   Gain on sale of equipment                               (1,103)         ----          ----
   Special charges                                           ----          ----        18,700
   Change in deferred income taxes                          1,708         1,303        (4,886)
   Changes in assets and liabilities that provided (used) cash:
     Accounts receivable                                      940        (5,897)       (5,291)
     Inventories                                           (5,040)       (1,959)        3,553
     Accounts payable and accrued expenses                 11,601        (7,197)       (5,169)
     Pension cost less than funding                        (2,742)       (5,723)         (448)
     Accrued postretirement medical benefits                1,379         2,732          ----
 Net cash provided by (used in) operating activities       18,830        (6,170)        6,077
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of equipment                            1,000          ----          ----
 Capital expenditures                                     (14,747)      (11,358)      (17,632)
 Net cash used in investing activities                    (13,747)      (11,358)      (17,632)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing (repayments) under revolving credit agreem (16,412)       15,500        11,000
 Proceeds from term loan                                   10,000          ----          ----
 Payments on long-term debt                                (9,710)         (929)         (289)
 Proceeds from (additions to) bond funds in trust          12,789       (11,707)        2,691
 Refund under contract for HTMR facility                     ----        13,600          ----
 Payment of financing costs                                (2,485)         ----          ----
 Net cash provided by (used in) financing activities   $   (5,818)   $   16,464    $   13,402
CASH AND CASH EQUIVALENTS:
 Net increase (decrease) during the year               $     (735)   $   (1,064)   $    1,847
 At beginning of year                                         894         1,958           111
 At end of year                                        $      159    $      894    $    1,958
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
   Interest (net of amount capitalized)                $    7,147    $    4,760    $    4,704
   Income taxes paid (refunded)                        $    1,218    $    1,010    $   (2,196)

See Notes to Consolidated Financial Statements.

Note 1
Business and Accounting Policies:
     Laclede Steel Company is in the business of manufacturing carbon for markets throughout the United States and Canada. The Company's policies are summarized as follows:

Principles of Consolidation
     The consolidated financial statements include the accounts of Laclede Steel Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash Equivalents
     The Company considers all highly liquid debt instruments with a maturity of three months or less at date of purchase to be cash equivalents.

Inventories
     Inventories of finished and semi-finished products, raw materials and supplies are stated at the lower of cost, predominantly moving average, or market. Market determination is based on the net realizable value of the total of the components of each major category of inventory.

Plant and Equipment
     Plant and equipment, consisting primarily of steel making and related facilities, are carried at cost. Major renewals and betterments are capitalized, while replacements, rebuilding costs and repairs are charged to operations. The cost of normal retirements is charged to accumulated depreciation and salvage realized, if any, is credited thereto.

Depreciation
     The Company follows the policy of providing for depreciation of plant and equipment by charging operations with amounts sufficient to amortize the cost over their estimated useful lives. Depreciation is computed on the straight-line method for financial reporting purposes. Accelerated depreciation methods are used for tax purposes.

Income Taxes
     Deferred income taxes are provided for the temporary differences between the tax basis of the Company's assets and liabilities and their financial reporting amounts at each year end, utilizing currently enacted tax rates. See
Note 3 for details of significant temporary differences.

Earnings Per Share
     Earnings per common share are based on the weighted average shares outstanding during the year. Weighted average shares outstanding were 4,056,140 for 1994, 1993 and 1992.

Note 2
Intangible Assets:
     In accordance with FASB Statement No. 87, "Employers' Accounting for Pensions," the Company has recorded an intangible asset of $18,550,000 at December 31, 1994 and $20,557,000 at December 31, 1993. See Note 5 for further discussion.
     Intangible assets also include the excess of the purchase price of acquisitions over the fair value of the net assets acquired and these amounts are amortized on a straight-line basis over 25 years.

Note 3
Income Taxes:
     Effective January 1, 1993 the Company adopted FASB Statement No. 109. "Accounting for Income Taxes". This statement requires the use of the asset and liability approach for financial accounting and reporting for income taxes. Adoption of this statement did not have a material effect on the Company's financial position or results of operations. The provision for income taxes represents an effective combined federal and state tax rate of 40% for 1994 and 38% for 1993 and 1992. The provision (credit) for income taxes consists of the following (thousands of dollars):

                           1994         1993         1992

Current income taxes    $   1,268    $     601    $     261
Deferred income taxes       1,707        1,303       (4,886)
                        $   2,975    $   1,904    $  (4,625)


     In 1993 deferred taxes were recorded in the amount of $28,526,00 as a result of the change in accounting principle for postretirement medical benefits. Recognition of this tax benefit resulted in a net deferred tax asset on the consolidated balance sheets. No valuation allowance was deemed necessary as a result of management's evaluation of the likelihood that all of the deferred tax assets will be realized.






















     Deferred tax assets and liabilities are comprised of the following at December 31 (thousands of dollars):

                                            1994         1993
     Deferred tax liabilities:
       Depreciation                     $ (27,064)   $ (25,146)
       Accrued costs of pension plans        (327)          --
         Total deferred tax liabilities   (27,391)     (25,146)

     Deferred tax assets:
       Minimum pension liability
        adjustment                          5,605        9,254
       Postretirement medical benefits     31,672       31,120
       Active employee benefit
        liabilities                         2,550        2,356
       Environmental costs                  1,524        1,764
       Allowances on receivables              967          826
       Net operating loss and alternative
        minimum tax carryovers              5,901        5,095
       Accrued costs of pension plans          --          765
       Other                                  898        1,049
         Total deferred tax assets         49,117       52,229
         Net deferred tax assets        $  21,726    $  27,083


     Deferred income taxes (asset) were decreased in 1994 by $3,650,000, and increased in 1993 by $7,348,000 and in 1992 by $1,906,000 as a result of the tax effects of the minimum pension liability adjustment. These amounts are not reflected in the tax provisions of either year. See Note 5 for further discussion.
     The applicable statutory federal income tax rate of 34% for each of the three years is reconciled to the effective income tax rate as follows (thousands of dollars):

                                     1994      1993       1992

Federal income tax provision
 (credit) computed at statutory
 tax rate                          $ 2,529   $ 1,704   $ (4,138)
Amortization of intangible
 assets                                 58        60         47
State income taxes, net                388       140       (534)
Provision (credit) for
 income taxes                      $ 2,975   $ 1,904   $ (4,625)
















Note 4
Debt:


     Long-term debt consists of the following at December 31
(thousands of dollars):

                                                1994         1993

Bank Loan and Security Agreement:
   Revolving Loan                             $66,088      $   --
   Term Loan                                    9,642          --

Bank Revolving Credit Agreement                    --      75,000

Solid Waste Disposal Revenue Bonds:
  7.25% Bonds due August 1, 1994                   --         275

  7.5% Bonds due August 1, 1995                   295         295

  8.375% Bonds due from 1996 to 2008            6,930       6,930

  8.5% Bonds due from 2009 to 2020              9,430      17,500

  8% Pollution Control Revenue Bonds due
   October 1, 2001 (annual sinking fund
   payments began in 1993)                     10,020      10,680

  8% Industrial Development Revenue Bonds
   due October 1, 2001 (annual sinking fund
   payments began in 1992)                        835         890

  11% Industrial Revenue Bonds due in monthly
   installments until March 1, 1995                45         337
                                              103,285     111,907

  Less amounts payable within one year          2,484      10,981
                                             $100,801    $100,926


     In September 1994 the Company entered into a new five-year Loan and Security Agreement with three banks consisting of an $85,000,000 Revolving Loan and a $10,000,000 Term Loan, payable monthly over five years. The new facility replaces the $80 million Revolving Credit Agreement. Interest on the new Revolving Loan is payable at either prime plus 1/2% or a Eurodollar rate, at the Company's option. Interest on the Term Loan is payable at either prime plus 1% or a Eurodollar rate, also at the Company's option. At December 31, 1994, the interest rates ranged from 8.1% to 9.5%. In October 1994 the Company entered into a two-year interest rate cap agreement covering $40,000,000 in borrowings, which limits interest costs if LIBOR rates reach 7%.

     Under terms of the Loan and Security Agreement the Company granted security interests in accounts receivable and inventory to the participating banks to support the Revolving Loan. The
Term Loan is secured by certain Plant and Equipment.

     The most restrictive provisions of the Company's loan agreements, as amended, include the following:

A. The Company shall maintain net worth, as defined, of not less than $18,600,000 plus 50% of consolidated net earnings after August 1994. As of December 31, 1994 the Company's consolidated net worth exceeded the minimum required amount by $3,052,000.

B. The Company shall maintain a consolidated fixed charge coverage ratio, as defined, of not less than 1.1 to 1.0, calculated at the end of each quarter for the preceding four quarters. For the four quarters ended December 31, 1994 the calculated consolidated fixed charge coverage ratio was 1.42 to 1.0.

C. Payment of cash dividends is limited to 50% of cumulative net earnings after December 31, 1993. As of December 31,
     1994 $2,231,000 is available for dividends.

     In 1990 the Company completed the permanent financing for its electric furnace flue dust treatment facility by the issuance of $25,000,000 in Solid Waste Disposal Revenue Bonds through the Southwestern Illinois Development Authority. The Bonds were issued with an average life in excess of 20 years and an average interest rate of approximately 8.5%. As discussed further in
Note 6 $8,070,000 in bonds outstanding were retired in 1994.

     The Company has no compensating balance arrangements.
Excluding the Revolving Loan, aggregate maturities of long-term borrowings at December 31, 1994 for the next five years are as follows:

               1995             $2,484,000
               1996              2,459,000
               1997              2,484,000
               1998              2,514,000
               1999              5,066,000

     The Company estimates that the fair value of its long-term debt in the aggregate approximates the carrying value at December
31, 1994 and 1993.

Note 5
Employee Benefits:
DEFINED BENEFIT PENSION PLANS -
     The Company has several non-contributory defined benefit pension plans providing retirement benefits for substantially all employees. Benefits under the plans are primarily based on years of service and employee's compensation prior to retirement. Annual pension plan funding is based on the range of deductible contributions permitted by ERISA regulations, taking into account the Company's current income tax situation.
     The components of pension cost are as follows (thousands of dollars):

                                 1994       1993       1992

Service cost                   $ 2,021    $ 1,904    $ 1,814
Interest cost on projected
 benefit obligation             13,340     14,219     13,932
Actual return on plan assets     4,322    (11,409)    (7,988)
Net amortization and deferral  (14,003)       205     (2,781)

Net periodic pension cost        5,680      4,919      4,977
Curtailment loss recognized         --         --      5,828

Total pension cost             $ 5,680    $ 4,919    $10,805


     In the second quarter of 1992 the Company recorded a restructuring cost provision which included a $5,828,000 curtailment loss related to planned work force reductions. See Note 6 to the Consolidated Financial Statements for additional discussion.
     The projected benefit obligations at December 31, 1994 and 1993 were determined using assumed discount rates of 8.75% and 7.25%, respectively. The assumed discount rate is based on market conditions and reflects annuity purchase rates available to theoretically settle plan obligations. For all plans other than the Alton Plant Hourly Employees' Plan, the assumed rate of increase in compensation levels was 2% for all years. Reflecting the Labor Agreement for Alton hourly employees, a 3% rate of increase in compensation was assumed for 1993 and 1% thereafter. The weighted average assumed long-term rate of return on the market-related value of plan assets was 11.7% for all years, reflecting the performance on fund investments which consist of common stocks and fixed income securities.

A summary of the funded status of the plans is as follows (thousands of dollars):
                                                    December 31
                                     1994                                      1993
                  Assets Exceed   Accumulated                Assets Exceed  Accumulated
                   Accumulated     Benefits                   Accumulated     Benefits
                     Benefits    Exceed Assets      Total       Benefits    Exceed Assets   Total
Actuarial present
value of
accumulated benefit
obligation:
 Vested            $ (40,394)     $(105,317)     $(145,711)    $(49,832)     $(123,390)   $(173,222)
 Non-Vested           (1,534)        (6,280)        (7,814)      (1,980)        (8,456)     (10,436)
Total              $ (41,928)     $(111,597)     $(153,525)    $(51,812)     $(131,846)   $(183,658)
Projected benefit
obligation         $ (43,279)     $(111,943)     $(155,222)    $(52,643)     $(132,671)   $(185,314)
Plan assets at
fair value            43,830         61,956        105,786       53,693         68,615      122,308
Projected benefit
obligation (in
excess of) less
than plan assets         551        (49,987)       (49,436)       1,050        (64,056)     (63,006)
Unrecognized net
(asset) obligation
at transition date,
January 1, 1987       (1,151)        12,233         11,082       (1,315)        13,981       12,666
Unrecognized losses,
net                   14,524         14,357         28,881       13,762         25,180       38,942
Unrecognized prior
service cost           2,280          6,307          8,587        1,205          6,565        7,770
Adjustment required
to recognize minimum
liability                 --        (32,562)       (32,562)          --        (44,909)     (44,909)
Net pension cost
recorded on balance
sheet              $  16,204      $ (49,652)     $ (33,448)    $ 14,702      $ (63,239)   $ (48,537)

In accordance with FASB Statement No. 87, the Company has recorded an additional minimum pension liability for underfunded plans of $32,562,000 at December 31, 1994 and $44,909,000 at December 31, 1993, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to stockholders' equity. As of December 31, 1994, $14,012,000 of the excess minimum pension liability resulted in a charge to equity, net of income taxes, of $8,407,000. As of December 31, 1993, the excess minimum liability was $24,352,000 and the after-tax charge to equity was $15,098,000.

PROFIT SHARING PLAN -
     The Company maintains a defined contribution profit sharing thrift plan covering a majority of its salaried employees. Company contributions for 1994 amounted to $684,000 and for 1993 amounted to $652,000. There was no profit sharing contribution for 1992.

POSTRETIREMENT MEDICAL BENEFIT PLANS -
     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for active and retired employees. A significant portion of the Company's employees may become eligible for the retiree benefits if they reach retirement age while working for the Company.
     Effective January 1, 1993 the Company adopted FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires accounting for the cost of retiree medical benefits other than pensions on an accrual basis. Implementation of this new standard also requires the recognition of a transition obligation based on the aggregate amount that would have been accrued in prior years had the new standard been in effect for those years. In accordance with this new standard the Company elected to recognize the entire transition obligation as of January 1, 1993 and, accordingly, recorded a non cash charge of $46,543,000, after recognition of $28,526,000 in deferred tax benefits.
     The components of net periodic postretirement medical benefit costs are as follows (thousands of dollars):

                                    1994       1993
     Service cost                 $   846    $   759
     Interest cost                  5,658      6,612
     Net periodic cost              6,504      7,371

     Recognition of transition
      obligation                       --     75,069
     Total cost                   $ 6,504    $82,440

         Prior to 1993, the costs of medical benefits for retired employees were expensed as incurred, and totaled $4,318,000 for 1992. The actual postretirement medical benefits paid amounted to $5,439,000 in 1994 and $4,863,000 in 1993.

     A summary of the status of the plans is as follows (thousands of dollars):

                              December 31,     December 31,
                                  1994             1993

Accumulated postretirement
 benefit obligation (APBO):
  Retirees                     $ (41,390)       $ (42,651)
  Fully eligible active
   employees                     (15,709)         (18,252)
  Other active employees         (13,944)         (18,560)
Total                            (71,043)         (79,463)

Fair value of plan assets             --               --

Funded status                    (71,043)         (79,463)

Unrecognized net (gain)
 loss                             (8,137)           1,662
Accrued postretirement
 benefit cost                  $ (79,180)       $ (77,801)


     The assumed discount rate used to measure the APBO was 8.75% at December 31, 1994, and 7.25% at December 31, 1993. The assumed future health care cost trend rate is approximately 9.5%, gradually declining to 3.25% in nine years.
A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $607,000 for 1994 and $716,000 for 1993, and would have increased the APBO by $5,924,000 as of December 31, 1994 and by $7,237,000 as of December 31, 1993.

STOCK APPRECIATION RIGHTS PLANS -
     In March 1989, the Board of Directors adopted the 1989 Stock Appreciation Rights Plan for Non-Officers and the 1989 Stock Appreciation Rights Plan for Officers. The Board granted 54,800 rights in 1989, 40,500 rights in 1990, 44,700 rights in 1991 and 13,000 rights in 1992 under the Non-Officer Plan and 60,800 rights in 1989, 50,500 rights in 1990, 48,700 rights in 1991 and 16,000 rights in 1992 under the Officer Plan. The remaining unexercised 1989 grants expired in 1994. The exercise price under both Plans is $15.00 for 1990 grants, $9.50 for 1991 grants and $14.75 for 1992 grants. As of December 31, 1994, 20,750 rights under the Officer Plan and 19,150 rights under the Non-Officer Plan had not been exercised. Compensation expense of $849,000 and $926,000 was recorded in 1993 and 1992, respectively, for the excess of market price over grant prices on the Company's Stock Appreciation Rights Plans.

Note 6
Special Charges:

    Restructuring of Wire Operations - In the second quarter of 1992 the Board of Directors approved management's recommendation to increase the capacity of the Fremont, Indiana Plant by installation of new equipment at that location, and to close the Alton, Illinois wire facility.

    Therefore, in 1992 the Company recorded a restructuring cost provision totaling $14,500,000 ($8,990,000 after taxes). The cost provision consisted principally of pension costs related to planned work force reductions, write-down of equipment to estimated realizable value, and abnormal operating costs to be absorbed during the transition period. The wire restructuring was completed in 1994.

    Environmental Costs - In connection with its Melt Shop operations the Company generates electric furnace dust, which the Environmental Protection Agency (EPA) has designated as a hazardous waste.

    Prior to August 1988, with EPA approval, the Company had temporarily stored electric furnace dust on site at the Alton Plant. In 1988 the EPA issued new regulations requiring the Company to treat electric furnace dust prior to disposition or permanent storage.

    In 1989 the Company reached an agreement with Elkem Technology to construct a High Temperature Metals Recovery (HTMR) System at the Alton Plant intended to treat newly generated dust as well as the existing storage pile, and reclaim zinc in the process. Management's studies at the time indicated that the amount of zinc recoveries from the process would substantially reduce or even offset the facility's cost of operations. The total cost of this project was estimated at $25,000,000, however, the final capital cost was to be based on performance tests prior to the Company's assuming control of the operation.

    In the second quarter of 1992, management updated its original economic study of the HTMR System. As a result of this evaluation the Company recorded a cost provision in the second quarter of $4,200,000 ($2,604,000 after taxes) which represented the then estimated cost of processing previously accumulated dust in the HTMR System when it is fully operational.

    In the second quarter of 1993 the Company was advised by Elkem Technology that the HTMR System would not be able to meet its original goals, including the recovery of prime western grade zinc, which is an essential criterion under the contract, and accordingly, commissioning of the facility would cease. On May 17, 1993, the Company and Elkem Technology negotiated a settlement of the original contract, under which Elkem refunded $13,600,000 to the Company and relinquished control of and legal title to the HTMR System. The Company is in the final stages of modifying the facility in order to treat current generation of dust economically, and in accordance with EPA standards. A portion of the funds received from Elkem together with additional Company funds is being used to complete this modification of the HTMR System. The remaining refund from Elkem of $8,070,000 was applied as a prepayment of a portion of the outstanding Solid Waste Disposal Revenue Bonds in 1994. Refer to Note 4 to the Consolidated Financial Statements for additional discussion of these issues. The Company's investment in the HTMR System at December 31, 1994 is approximately $15,700,000.

    The Company's prior closure plan, approved by the Illinois Environmental Protection Agency (IEPA), is based upon utilization of the HTMR System to process existing electric furnace dust piles. However, because the HTMR System did not meet its original goal and is being modified to treat only current generation of dust, the Company developed a modified closure plan. This plan provides for the closure of existing electric furnace dust piles in place. Based on estimates provided by an independent consultant it appears that the cost of this plan will not exceed the $3,800,000 amount included in non-current liabilities at December 31, 1994 for the disposal of the existing EAF dust.

    Implementation of the Company's modified closure plan requires approval of the IEPA. Management held initial discussions with the IEPA, and based on a favorable response to the Company's proposal at this preliminary meeting, the Company filed a modified closure plan.

    While management believes such modified closure plan represents the best available alternative, approval by the IEPA is not assured and considerable time may be required to resolve the issues involved. However, based on other closure plans accepted by the environmental regulatory authorities in other states for companies in similar situations to that of the Company's, as well as the IEPA's reaction, management believes that the modified closure plan will ultimately be permitted. In the event that the proposed modification is not ultimately permitted by the IEPA, the Company would likely incur closure costs greater than the amount of the special charge recorded in the second quarter of 1992.

Note 7
Common Stock:

    Ivaco, Inc. of Montreal, Canada presently owns 2,108,650 shares of the Company's common stock or 49.8% of the total number of shares outstanding. An agreement between the Company and Ivaco, Inc. provides that the Company shall take the necessary action to cause four designees of Ivaco to be seated on the Company's nine-member Board of Directors and gives certain rights to Ivaco with respect to new shares offered by the Company.
    In January 1993 the Company was advised that Ivaco is exploring the possibility of disposing of its interest in Laclede Steel Company. This step is being taken as part of Ivaco's overall plan to reduce debt and strengthen its financial position.


Note 8
Interest Expense, Net:

    Interest expense capitalized in 1994, 1993 and 1992 was $2,148,000, $2,014,000 and $1,754,000, respectively. The majority of this interest relates to the Solid Waste Disposal Revenue Bond funds used to finance the construction of the HTMR facility.

Note 9
Quarterly Results of Operations:  (Unaudited)

    The results of operations by quarter for 1994 and 1993 were as follows (in thousands of dollars except per share data):


                                              QUARTER ENDED
                                  1994                                  1993
                  Mar. 31  Jun. 30  Sep. 30  Dec. 31   Mar. 31    Jun. 30  Sep.  30   Dec. 31
Net sales         $84,697  $80,559  $85,308  $90,725   $ 76,034   $79,190  $85,272   $88,270

Cost of
products sold      77,614   72,457   77,153   79,127     68,512    72,077   78,029    79,052

Net sales less
cost of
products sold     $ 7,083  $ 8,102  $ 8,155  $11,598   $  7,522   $ 7,113  $ 7,243   $ 9,218

Net earnings
before cumulative
effect of change
in accounting
principle         $   127  $   862  $   763  $ 2,710   $    883   $   696  $   296   $ 1,232

Net earnings
(loss)            $   127  $   862  $   763  $ 2,710   $(45,660)* $   696  $   296   $ 1,232

Net earnings
(loss) per share  $  0.03  $  0.21  $  0.19  $  0.67   $ (11.26)* $  0.17  $  0.07   $  0.31

*Includes cumulative effect of change in accounting principle which reduced net earnings by $46.5 million or $11.48 per share.









                                                - 37 -

Note 10
Commitments And Contingencies:

    The Company has non-cancelable operating leases for office space and certain equipment through 2004. Future minimum lease commitments required under these leases are as follows:

                   1995                $2,504,000
                   1996                 2,226,000
                   1997                 1,873,000
                   1998                 1,739,000
                   1999                 1,459,000
                   Thereafter           5,023,000
                   TOTAL              $14,824,000

    Rent expense under all leases in 1994, 1993 and 1992 was $2,578,000, $2,333,000 and $1,816,000, respectively.
    There are various claims pending involving the Company and its subsidiaries with respect to environmental, hazardous substance and other matters arising out of the routine conduct of the business. Such claims either have not been reduced to litigation or if suit has been filed are in the discovery stage. Therefore the total liability on pending claims at December 31, 1994, if any, cannot be determined.
    The Company believes it has meritorious defenses with respect to all claims and litigation and the ultimate disposition of such matters will not materially affect its financial position or results of operations.

INDEPENDENT AUDITORS' REPORT


To The Board Of Directors
And Stockholders Of
Laclede Steel Company:

    We have audited the accompanying consolidated balance sheets of Laclede Steel Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations and retained earnings and of cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Laclede Steel Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.
    As discussed in Note 5 to the Consolidated Financial Statements, effective January 1, 1993, the Company changed its method of accounting for postretirement medical benefits to conform with Statement of Financial Accounting Standards No. 106.



Deloitte & Touche LLP
January 23, 1995
St. Louis, Missouri

                                SIGNATURES

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

    March 7, 1995                      /s/ John B. McKinney
         Date                              John B. McKinney
                                               President
                                     Principal Executive Officer
                                               Director


    March 7, 1995                      /s/ Michael H. Lane
         Date                              Michael H. Lane
                                       Vice President-Finance
                                       Treasurer and Secretary
                                      (Principal Financial and
                                         Accounting Officer)

                   Pursuant to the requirements of the
Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates includes.


    March 15, 1995                     /s/ Donald F. Gunning
         Date                              Donald F. Gunning
                                               Director

    March 15, 1995                     /s/ A. William Hager
         Date                              A. William Hager
                                               Director

    March 15, 1995                     /s/ E. Lawrence Keyes, Jr.
         Date                              E. Lawrence Keyes, Jr.
                                               Director

    March 15, 1995                     /s/ Robert H. Quenon
         Date                              Robert H. Quenon
                                                Director

    March 15, 1995                     /s/ Lawrence K. Roos
         Date                              Lawrence K. Roos
                                               Director

    March 15, 1995                     /s/ Edwin J. Spiegel, Jr.
         Date                              Edwin J. Spiegel, Jr.
                                               Director

    March 21, 1995                     /s/ Lester Varn, Jr.
         Date                              Lester Varn, Jr.
                                                Director

    March 16, 1995                     /s/ George H. Walker III
         Date                              George H. Walker III
                                                Director