Form 10-K405/A
period 1994-12-31
LACLEDE STEEL CO /DE/
filed 1995-04-11
CIK 57187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  AMENDMENT TO
                                    FORM 10-K


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

                     Documents Incorporated by Reference

     Definitive Proxy Statement for the 1995 Annual Meeting of
Stockholders is incorporated herein by reference in Part III.


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

        (27) Financial Data Schedule (Amended)