Form 10-Q
period 1995-03-31
LACLEDE STEEL CO /DE/
filed 1995-05-05
CIK 57187

SECURITIES AND EXCHANGE COMMISSION
                Washington, D. C.  20549


  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

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

    Yes   X      No

     As of April 21, 1995 there were 4,056,140 shares of $13.33 par value common stock outstanding.



          LACLEDE STEEL COMPANY
            AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
          AND RETAINED EARNINGS
  (In Thousands Except Per Share Data)


                                         Three Months Ended
                                         March 31,
                                         1995      1994

Net sales                                  87,327   84,697

Costs and expenses:
     Cost of products sold                 76,115   77,614
     Selling, general and administrative    3,629    3,382
     Depreciation                           1,916    1,927
     Interest expense, net                  2,177    1,562
          Total costs and expenses         83,837   84,485


Earnings before income taxes                3,490      212

Provision for income taxes                  1,396       85


Net earnings                                2,094      127

Retained earnings at beginning of period    7,822    3,360

Retained earnings at end of period          9,916    3,487

Net earnings per share                       0.52     0.03

















                  - 1 -
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS











                  LACLEDE STEEL COMPANY
                     AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                          ASSETS
                      (In Thousands)


                                                          Mar. 31,   Dec. 31,
                                                          1995       1994

Current Assets:
    Cash and cash equivalents                                 159        159
    Accounts receivable, less allowances                   45,282     45,587
    Prepaid expenses                                          400      1,202
    Income taxes recoverable                                  289        546
    Inventories:
        Finished                                           54,702     45,407
        Semi-finished                                      26,533     26,193
        Raw materials                                      12,083     15,853
        Supplies                                           15,306     15,013
        Total inventories                                 108,624    102,466

            Total Current Assets                          154,754    149,960



Non-Current Assets:
    Intangible assets                                      20,565     21,101
    Bond funds in trust                                     2,385      2,385
    Prepaid pension contributions                          18,652     17,795
    Deferred income taxes                                  20,901     21,726
    Other                                                   3,463      3,522
            Total Non-Current Assets                       65,966     66,529



Plant and Equipment, at cost                              258,559    256,237
    Less - accumulated depreciation                       131,311    129,475
            Net Plant and Equipment                       127,248    126,762





Total Assets                                              347,968    343,251





                          - 2 -














           LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          Mar. 31,   Dec. 31,
                                                          1995       1994

Current Liabilities:
    Accounts payable                                       32,328     36,462
    Accrued compensation                                    6,888      9,798
    Current portion of long-term debt                       2,439      2,484
    Accrued costs of pension plans                          9,830      9,830
    Other                                                   3,059      2,480
            Total Current Liabilities                      54,544     61,054


Non-Current Liabilities:
    Accrued costs of pension plans                         41,018     41,413
    Accrued postretirement medical benefits                79,077     79,180
    Other                                                   6,925      7,060
            Total Non-Current Liabilities                 127,020    127,653


Long-Term Debt:
    Bank agreement                                         84,067     74,301
    Revenue bonds                                          26,500     26,500
            Total Long-Term Debt                          110,567    100,801


Stockholders' Equity:
    Preferred stock, without par value, authorized
      2,000,000 shares with none issued                        --         --
    Common stock, $13.33 par value, authorized
      5,000,000 shares with 4,056,140 shares issued        54,081     54,081
    Capital in excess of par value                            247        247
    Retained earnings                                       9,916      7,822
    Minimum pension liability adjustment                   (8,407)    (8,407)
            Total Stockholders' Equity                     55,837     53,743



Total Liabilities and Stockholders' Equity                347,968    343,251





                            3












LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)


                                                           Three Months Ended
                                                           March 31,
                                                           1995        1994

Cash flows from operating activities:
 Net earnings                                                2,094        127
 Adjustments to reconcile net earnings to

      Depreciation                                           1,916      1,927
      Change in deferred income taxes                          825         78
 Changes in assets and liabilities that
    provided (used) cash:
       Accounts receivable                                     305      4,301
       Inventories                                          (6,158)    (2,001)
       Accounts payable and accrued expenses                (5,541)      (355)
       Pension cost less than funding                         (752)      (715)
       Accrued postretirement medical benefits                (103)       400
       Other assets and liabilities                            199       (394)
  Net cash provided by (used in) operating activities       (7,215)     3,368


Cash flows from investing activities:
  Capital expenditures                                      (2,391)    (2,607)
  Net cash used in investing activities                     (2,391)    (2,607)

Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit        10,124     (2,500)
  Payments on long-term debt                                  (403)       (71)
  Proceeds from bond funds in trust                             --      1,055
  Payment of financing costs                                  (115)        --
  Net cash provided by (used in) financing activities        9,606     (1,516)

Cash and cash equivalents:
  Net increase (decrease) during the period                     --       (755)
  At beginning of year                                         159        894
  At end of period                                             159        139







- - 4 -








NOTE 1 - GENERAL

  The accompanying unaudited consolidated financial statements include the accounts of Laclede Steel Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The consolidated financial statements reflect all adjustments (such adjustments are of a normal recurring nature unless otherwise disclosed in these interim financial statements) which are in the opinion of Management necessary for a fair statement of the results for the interim periods.

NOTE 2 - EARNINGS PER SHARE

  Earnings per share have been calculated based on weighted average shares outstanding of 4,056,140.


NOTE 3 - INCOME TAXES

  The provision for income taxes represents an effective combined federal and state tax rate of 40% for both years.

ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             Liquidity and Capital Resources


  Earnings of $2.1 million plus $1.9 million in depreciation charges and deferred income taxes of $.8 million increased cash flow by $4.8 million in the first quarter of 1995. Operating activities, however, used $7.2 million in cash, reflecting a $6.2 million increase in inventories and a $5.5 million reduction in accounts payable and accrued expenses. Working capital increased by $11.3 million in the first quarter of 1995 and the ratio of current assets to current liabilities was 2.8 to 1.0 at March 31, 1995. Capital expenditures totaled $2.4 million in the first three months of 1995.

  At March 31, 1995, $85.5 million in borrowings were outstanding under the Company's Loan and Security Agreement. Approximately $9.0 million was available under this Agreement at March 31, 1995, after deducting $2.6 million in outstanding letters of credit. Management believes that internally generated funds and its existing banking arrangements should be adequate to finance all planned capital expenditures, which will be approximately $15.0 million in 1995.


                  Results of Operations

  Net sales increased by $2.6 million or 3.1% in the first quarter of 1995 compared to the first quarter of 1994, primarily as the result of a 4.9% increase in average selling prices for steel products. Total steel shipments declined by 4.7%, but with an improved product mix.

  Cost of products sold declined by $1.5 million or 1.9% in the first quarter of 1995 compared to the first quarter of 1994. The decrease in cost of products sold was proportionately less than the decline in shipments, reflecting higher ferrous scrap costs partially offset by productivity improvements throughout Company operations. Production costs in the first quarter of 1994 were adversely affected by a number of operating problems in January and February.

  The increase in interest expense in the first quarter of 1995 is the result of an increase in bank borrowings and an increase in the average interest rate of over 300 basis points.

               PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

  (4)(a) Registrant's Loan and Security Agreement dated as of September 7, 1994. (Incorporated by reference to Exhibit (4)(a) in Registrant's quarterly report on Form 10-Q for September 30, 1994.)

  (4)(b) First Amendment dated February 15, 1995 to Registrant's Loan and Security Agreement. (Incorporated by reference to Exhibit
          (4)(b) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

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