Form 10-Q
period 1995-06-30
LACLEDE STEEL CO /DE/
filed 1995-08-08
CIK 57187

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from .................... to ....................

                          Commission File Number 0-3855

                              LACLEDE STEEL COMPANY
 ...............................................................................
             (Exact name of Registrant as specified in its charter)

                 Delaware                              43-0368310
 .......................................   .....................................
    (State or other jurisdiction of                 I.R.S. Employer
    incorporation or organization)                 Identification No.

               One Metropolitan Square, St. Louis, Missouri  63102
 ...............................................................................
                    (Address of principal executive offices)
                                   (Zip code)

                                  314-425-1400
 ...............................................................................
              (Registrant's telephone number, including area code)


 ...............................................................................
              (Former name, former address and former fiscal year,
                          if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes [X]  No [ ]

    As of July 25, 1995 there were 4,056,140 shares of $13.33 par value common stock outstanding.

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                      (In Thousands Except Per Share Data)
                                     Second Quarter Ended      Year to Date
                                            June 30,             June 30,
                                     --------------------  --------------------
                                        1995      1994       1995       1994
                                     ---------  ---------  ---------  ---------

Net sales                            $ 80,858   $ 80,559   $168,185   $165,256

Costs and expenses:
  Cost of products sold                70,807     72,457    146,922    150,071
  Selling, general and
    administrative                      3,502      3,168      7,131      6,550
  Depreciation                          2,087      1,926      4,003      3,853
  Interest expense, net                 2,524      1,572      4,701      3,134
  Gain on sale of stock of
    subsidiary                           (728)        --       (728)        --
                                     ---------  ---------  ---------  ---------
     Total costs and expenses          78,192     79,123    162,029    163,608
                                     ---------  ---------  ---------  ---------

Earnings before income taxes            2,666      1,436      6,156      1,648

Provision for income taxes                882        574      2,278        659
                                     ---------  ---------  ---------  ---------

Net earnings before minority
  interest                              1,784        862      3,878        989

Minority interest                          (2)        --         (2)        --
                                     ---------  ---------  ---------  ---------

Net earnings                            1,782        862      3,876        989

Retained earnings at beginning of
  period                                9,916      3,487      7,822      3,360
                                     ---------  ---------  ---------  ---------

Retained earnings at end of period   $ 11,698   $  4,349   $ 11,698   $  4,349
                                     =========  =========  =========  =========

Net earnings per share               $   0.44   $   0.21   $   0.96   $   0.24
                                     =========  =========  =========  =========


                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)
                                                          Jun. 30,    Dec. 31,
                                                            1995        1994
                                                         ----------  ----------

Current Assets:
    Cash and cash equivalents                            $     159   $     159
    Accounts receivable, less allowances                    40,155      45,587
    Prepaid expenses                                           416       1,202
    Income taxes recoverable                                    --         546
    Inventories:
        Finished                                            59,670      45,407
        Semi-finished                                       32,319      26,193
        Raw materials                                        7,999      15,853
        Supplies                                            15,377      15,013
                                                         ----------  ----------
        Total inventories                                  115,365     102,466
                                                         ----------  ----------

            Total Current Assets                           156,095     149,960
                                                         ----------  ----------


Non-Current Assets:
    Intangible assets                                       20,029      21,101
    Bond funds in trust                                      2,385       2,385
    Prepaid pension contributions                           17,824      17,795
    Deferred income taxes                                   20,633      21,726
    Other                                                    3,312       3,522
                                                         ----------  ----------
            Total Non-Current Assets                        64,183      66,529
                                                         ----------  ----------


Plant and Equipment, at cost                               261,329     256,237
    Less - accumulated depreciation                        133,263     129,475
                                                         ----------  ----------
            Net Plant and Equipment                        128,066     126,762
                                                         ----------  ----------


Total Assets                                             $ 348,344   $ 343,251
                                                         ==========  ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                          Jun. 30,    Dec. 31,
                                                            1995        1994
                                                         ----------  ----------

Current Liabilities:
    Accounts payable                                     $  31,769   $  36,462
    Accrued compensation                                     8,041       9,798
    Current portion of long-term debt                        2,439       2,484
    Accrued costs of pension plans                           9,290       9,830
    Other                                                    2,438       2,480
                                                         ----------  ----------
            Total Current Liabilities                       53,977      61,054
                                                         ----------  ----------

Non-Current Liabilities:
    Accrued costs of pension plans                          39,610      41,413
    Accrued postretirement medical benefits                 79,289      79,180
    Other                                                    6,768       7,060
                                                         ----------  ----------
            Total Non-Current Liabilities                  125,667     127,653
                                                         ----------  ----------

Long-Term Debt:
    Bank agreement                                          82,307      74,301
    Revenue bonds                                           26,500      26,500
    Other long                                               2,000          --
                                                         ----------  ----------
            Total Long-Term Debt                           110,807     100,801
                                                         ----------  ----------

Minority Interest                                              274          --
                                                         ----------  ----------

Stockholders' Equity:
    Preferred stock, without par value, authorized
      2,000,000 shares with none issued                         --          --
    Common stock, $13.33 par value, authorized
      5,000,000 shares with 4,056,140 shares issued         54,081      54,081
    Capital in excess of par value                             247         247
    Retained earnings                                       11,698       7,822
    Minimum pension liability adjustment                    (8,407)     (8,407)
                                                         ----------  ----------
            Total Stockholders' Equity                      57,619      53,743
                                                         ----------  ----------

Total Liabilities and Stockholders' Equity               $ 348,344   $ 343,251
                                                         ==========  ==========


                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)
                                                            Six Months Ended
                                                                June 30,
                                                            1995        1994
                                                         ----------  ----------

Cash flows from operating activities:
 Net earnings                                            $   3,876   $    989
 Adjustments to reconcile net earnings to
    net cash provided by (used in) operating activities:
      Depreciation                                           4,003      3,853
      Change in deferred income taxes                        1,093        579
      Gain on sale of stock of subsidiary                     (728)        --
      Undistributed minority interest                            2         --
 Changes in assets and liabilities that
    provided (used) cash:
       Accounts receivable                                   5,432      8,519
       Inventories                                         (12,899)     1,091
       Accounts payable and accrued expenses                (5,452)    (2,274)
       Pension cost less than funding                       (1,372)    (1,510)
       Accrued postretirement medical benefits                 109        800
       Other assets and liabilities                            442       (409)
                                                         ----------  ----------
  Net cash provided by (used in) operating activities       (5,494)    11,638
                                                         ----------  ----------

Cash flows from investing activities:
  Capital expenditures                                      (5,290)    (6,279)
                                                         ----------  ----------
  Net cash used in investing activities                     (5,290)    (6,279)
                                                         ----------  ----------

Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit         8,722     (7,500)
  Payments on long-term debt                                  (761)      (142)
  Proceeds from long term debt                               2,000         --
  Proceeds from sale of stock of subsidiary                  1,000         --
  Proceeds from bond funds in trust                             --      1,546
  Payment of financing costs                                  (177)        --
                                                         ----------  ----------
  Net cash provided by (used in) financing activities       10,784     (6,096)
                                                         ----------  ----------

Cash and cash equivalents:
  Net increase (decrease) during the period                     --       (737)
  At beginning of year                                         159        894
                                                         ----------  ----------
  At end of period                                       $     159   $    157
                                                         ==========  ==========


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

ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Liquidity and Capital Resources

    Earnings of $3.9 million plus $4.0 million in depreciation charges and deferred income taxes of $1.1 million increased cash flow by $9.0 million in the first half of 1995. Operating activities, however, used $5.5 million in cash, reflecting a $12.9 million increase in inventories. Working capital increased by $13.2 million in the first half of 1995 and the ratio of current assets to current liabilities was 2.9 to 1.0 at June 30, 1995. Capital expenditures totaled $5.3 million in the first six months of 1995.

    Second quarter 1995 cash flows from financing activities reflect transactions of the Company's subsidiary, Laclede Mid-America, Inc. including $1.0 million from the sale of approximately 3% of the stock of the subsidiary and a $2 million term loan. These funds will be used for modifications at the Fremont, Indiana Plant in connection with the new venture to produce oil tempered wire for suspension springs for the automotive market. See Note 2 to the Consolidated Financial Statements.

    At June 30, 1995, $82.3 million in borrowings were outstanding under the Company's Loan and Security Agreement. Approximately $15.0 million was available under this Agreement at June 30, 1995, after deducting $2.6 million in outstanding letters of credit. Low shipments in July reduced accounts receivable balances which affect revolving credit availability under terms of the Agreement. At July 31, 1995 $9.0 million was available after deducting outstanding letters of credit.

    Management believes that sales will increase to more normal levels and, accordingly, internally generated funds and existing banking arrangements should be adequate to finance planned capital expenditures, which will be approximately $15.0 million in 1995. In the event that sales do not return to more normal levels in the short-term, certain capital expenditures will be delayed.


                              Results of Operations

    Net sales increased by $2.9 million or 1.8% in the first half of 1995 compared to the first half of 1994, primarily as the result of a 6.1% increase in average selling prices for steel products. Total steel shipments declined by 4.5%, but with an improved product mix. Cost of products sold declined by $3.1 million or 2.1% in the first half of 1995 compared to the first half of 1994. The decrease in cost of products sold was proportionately less than the decline in shipments, reflecting higher ferrous scrap costs partially offset by productivity improvements throughout Company operations.

    Second quarter 1995 net sales were only slightly higher than the 1994 quarter due to a 4.3% decline in shipments offset by higher sales prices and a better product mix. Second quarter cost of products sold declined by only 2.3% due to higher scrap and overhead costs.

    The increase in interest expense in the first half of 1995 is primarily the result of an increase in bank borrowings and an increase in the average interest rate of approximately 240 basis points.

    See Note 2 to the Consolidated Financial Statements for explanation of the gain on sale of stock of subsidiary.

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

    (4)(c) Second Amendment dated May 10, 1995 to Registrant's Loan and Security Agreement.

    (4)(d) Third Amendment dated June 1, 1995 to Registrant's Loan and Security Agreement.

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


                              LACLEDE STEEL COMPANY
               ..................................................
                                  (Registrant)


                               /S/ Michael H. Lane
               ..................................................
                                 Michael H. Lane
                            Vice President - Finance
                             Treasurer and Secretary

                           Duly Authorized Officer and
                           Principal Financial Officer


Date:  August 7, 1995