Form 10-Q
period 1995-09-30
LACLEDE STEEL CO /DE/
filed 1995-11-13
CIK 57187

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

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

  Yes   X      No

     As of October 27, 1995 there were 4,056,140 shares of $13.33 par value common stock outstanding.


          LACLEDE STEEL COMPANY
            AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
          AND RETAINED EARNINGS
  (In Thousands Except Per Share Data)


                                         Third Quarter EndedYear to Date
                                         September 30,      September 30,
                                         1995     1994      1995     1994

Net sales                                  76,561   85,308   244,746  250,564

Costs and expenses:
     Cost of products sold                 70,569   77,153   217,491  227,224
     Selling, general and administrative    3,516    3,241    10,647    9,791
     Depreciation                           2,118    1,918     6,121    5,771
     Interest expense, net                  2,607    1,724     7,308    4,858
     Gain on sale of stock of subsidiary       --       --      (728)      --
          Total costs and expenses         78,810   84,036   240,839  247,644

Earnings (loss) before income taxes        (2,249)   1,272     3,907    2,920

Provision (credit) for income taxes          (900)     509     1,378    1,168

Net earnings (loss) before minority inter  (1,349)     763     2,529    1,752

Minority interest                               1       --        (1)      --

Net earnings (loss)                        (1,348)     763     2,528    1,752

Retained earnings at beginning of period   11,698    4,349     7,822    3,360

Retained earnings at end of period         10,350    5,112    10,350    5,112

Net earnings (loss) per share               (0.34)    0.19      0.62     0.43













                  - 1 -


                  LACLEDE STEEL COMPANY
                     AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                          ASSETS
                      (In Thousands)


                                                          Sep. 30,   Dec. 31,
                                                          1995       1994

Current Assets:
    Cash and cash equivalents                                 162        159
    Accounts receivable, less allowances                   40,615     45,587
    Prepaid expenses                                          643      1,202
    Income taxes recoverable                                   --        546
    Inventories:
        Finished                                           53,562     45,407
        Semi-finished                                      32,665     26,193
        Raw materials                                      12,337     15,853
        Supplies                                           15,595     15,013
        Total inventories                                 114,159    102,466

            Total Current Assets                          155,579    149,960




Non-Current Assets:
    Intangible assets                                      19,493     21,101
    Bond funds in trust                                     2,385      2,385
    Prepaid pension contributions                          18,871     17,795
    Deferred income taxes                                  21,535     21,726
    Other                                                   3,611      3,522
            Total Non-Current Assets                       65,895     66,529




Plant and Equipment, at cost                              264,699    256,237
    Less - accumulated depreciation                       135,091    129,475
            Net Plant and Equipment                       129,608    126,762






Total Assets                                              351,082    343,251

                          - 2 -





           LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          Sep. 30,   Dec. 31,
                                                          1995       1994

Current Liabilities:
    Accounts payable                                       30,163     36,462
    Accrued compensation                                    5,503      9,798
    Current portion of long-term debt                       2,459      2,484
    Accrued costs of pension plans                         12,852      9,830
    Other                                                   1,203      2,480
            Total Current Liabilities                      52,180     61,054


Non-Current Liabilities:
    Accrued costs of pension plans                         35,756     41,413
    Accrued postretirement medical benefits                79,500     79,180
    Other                                                   6,621      7,060
            Total Non-Current Liabilities                 121,877    127,653


Long-Term Debt:
    Bank agreement                                         93,011     74,301
    Revenue bonds                                          25,470     26,500
    Other long                                              2,000         --
            Total Long-Term Debt                          120,481    100,801


Minority Interest                                             273         --

Stockholders' Equity:
    Preferred stock, without par value, authorized
      2,000,000 shares with none issued                        --         --
    Common stock, $13.33 par value, authorized
      5,000,000 shares with 4,056,140 shares issued        54,081     54,081
    Capital in excess of par value                            247        247
    Retained earnings                                      10,350      7,822
    Minimum pension liability adjustment                   (8,407)    (8,407)
            Total Stockholders' Equity                     56,271     53,743



Total Liabilities and Stockholders' Equity                351,082    343,251

                            3

LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)


                                                           Nine Months Ended
                                                           September 30,
                                                           1995       1994

Cash flows from operating activities:
 Net earnings                                                2,528      1,752
 Adjustments to reconcile net earnings to
    net cash provided by (used in) operating activities:
      Depreciation                                           6,121      5,771
      Change in deferred income taxes                          191        599
      Gain on sale of stock of subsidiary                     (728)        --
      Undistributed minority interest                            1         --
 Changes in assets and liabilities that
    provided (used) cash:
       Accounts receivable                                   4,972      4,880
       Inventories                                         (11,693)       523
       Accounts payable and accrued expenses               (11,205)    (1,663)
       Pension cost less than funding                       (2,211)    (2,722)
       Accrued postretirement medical benefits                 320      1,200
       Other assets and liabilities                            180     (2,453)
  Net cash provided by (used in) operating activities      (11,524)     7,887


Cash flows from investing activities:
  Capital expenditures                                      (8,947)   (10,813)
  Net cash used in investing activities                     (8,947)   (10,813)

Cash flows from financing activities:
  Net borrowings under revolving credit                     19,785        110
  Payments on long-term debt                                (2,130)    (9,276)
  Proceeds from long term debt                               2,000         --
  Proceeds from sale of stock of subsidiary                  1,000         --
  Proceeds from bond funds in trust                             --     11,355
  Payment of financing costs                                  (181)        --
  Net cash provided by financing activities                 20,474      2,189

Cash and cash equivalents:
  Net increase (decrease) during the period                      3       (737)
  At beginning of year                                         159        894
  At end of period                                             162        157



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


NOTE 2 - SALE OF STOCK OF SUBSIDIARY

  In the second quarter of 1995 the Company completed the sale of approximately 3% of the common stock of its subsidiary, Laclede Mid America, Inc. Accordingly a non-taxable gain of $728,000 representing the excess of the sales price over the net book value of the stock sold, is included in results for the nine months of 1995.


NOTE 3 - EARNINGS PER SHARE

  Earnings per share amounts have been calculated based on weighted average shares outstanding of 4,056,140.


NOTE 4 - INCOME TAXES

  The provision for income taxes represents an effective combined federal and state tax rate of 35% for the nine months ended September 30, 1995 and 40% for the nine months ended September 30, 1994. The lower effective rate in 1995 reflects the non-taxable gain on sale of subsidiary stock.













                               - 5 -
ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  Liquidity and Capital Resources

  Earnings of $2.5 million plus $6.1 million in depreciation charges and deferred income taxes of $.2 million generated cash flow of $8.8 million in the first nine months of 1995. However, operating activities used $11.5 million in cash during the period, reflecting an $11.7 million increase in inventories and $11.2 million reduction in accounts payable and accrued expenses. Net borrowings increased by $17.7 million. Working capital increased by $14.5 million in the first nine months of 1995 and the ratio of current assets to current liabilities was 3.0 to 1.0 at September 30, 1995. Capital expenditures totaled $8.9 million in the first nine months of 1995.

  Cash flows from financing activities in the first nine months of 1995 reflect transactions of the Company's subsidiary, Laclede Mid-America, Inc. including $1.0 million from the sale of approximately 3% of the stock of the subsidiary and a $2 million term loan.
These funds are being used for modifications at the Fremont, Indiana Plant in connection with the new venture to produce oil tempered wire for suspension springs for the automotive market.
See Note 2 to the Consolidated Financial Statements.

  At September 30, 1995, $94.4 million in borrowings were outstanding under the Company's Loan and Security Agreement. Approximately $5.3 million was available under this Agreement at September 30, 1995, after deducting $2.6 million in outstanding letters of credit. Higher shipments in October increased accounts receivable balances which affect revolving credit availability under terms of the Agreement. At October 31, 1995 $6.7 million was available after deducting outstanding letters of credit.

  Management believes that if sales continue at the more normal levels experienced in October, internally generated funds and existing banking arrangements should be adequate to finance planned capital expenditures, which will total approximately $15.0 million in 1995. In the event that current sales volume is not maintained in the short-term, certain capital expenditures could be delayed.


                        Results of Operations

  Net sales decreased $8.7 million or 10.2% in the third quarter of 1995 compared to the third quarter of 1994, reflecting a 10.3% decline in shipments. Cost of products sold in the third quarter of 1995 was $6.6 million or 8.5% lower than the third quarter of 1994.


                                - 6 -
  The decrease in cost of products sold in the third quarter of 1995 was proportionally less than the decline in shipments, primarily due to higher costs per ton related to lower production levels in the majority of the Company's operations. In addition productivity at the Alton Plant was affected by a number of power curtailments caused by severe summer heat, and a transformer failure which forced reduced steelmaking operations for an extended period in August. The Company anticipates an improvement in production costs in the fourth quarter as operations return to more normal levels.

  For the first nine months of 1995 net sales decreased by $5.8 million or 2.3% from the first nine months of 1994, reflecting a 6.4% decrease in shipping volume, partially offset by a 3.9% increase in average selling prices. The cost of products sold decreased by $9.7 million or 4.3% in the first nine months of 1995. The decrease in cost of products sold in 1995 was proportionately less than the reduction in shipments, reflecting higher costs associated with low production volume in the third quarter and higher average ferrous scrap prices in the first nine months of 1995.

  The increase in interest expense in the first nine months of 1995 is the result of a 20% increase in bank borrowings and an increase in the average interest rate of approximately 230 basis points.

  See Note 2 to the Consolidated Financial Statements for explanation of the gain on sale of stock of subsidiary.























                                - 7 -


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

  (4)(c)  Second Amendment dated May 10, 1995 to Registrant's
          Loan and Security Agreement. (Incorporated by reference to Exhibit (4)(c) in Registrant's Quarterly
          Report on Form 10-Q for the period ended June 30, 1995.)

  (4)(d)  Third Amendment dated June 1, 1995 to Registrant's
          Loan and Security Agreement. (Incorporated by reference to Exhibit (4)(d) in Registrant's Quarterly
          Report on Form 10-Q for the period ended June 30, 1995.)

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








                               - 8 -






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






Date:        November 9, 1995