Form 10-K405
period 1995-12-31
LACLEDE STEEL CO /DE/
filed 1996-03-27
CIK 57187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               FORM 10-K


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended     December 31, 1995
                                  OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At the date of filing of this report there were 4,056,140 shares of $13.33 par value common stock outstanding. At March 8, 1996 the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $12,136,000.

                 Documents Incorporated by Reference

     Definitive Proxy Statement for the 1996 Annual Meeting of
Stockholders is incorporated herein by reference in Part III.
                              PART I

     Item 1.   Business.

               (a)  General Development of Business

               Laclede Steel Company is a low cost manufacturer of a wide range of carbon and alloy steel products, including pipe and tubular products, hot rolled products (primarily special quality bars), rod and wire products, and welded chain. The Company's business strategy includes vertically integrating its modernized steelmaking operations with low cost finishing facilities. The Company has lower steelmaking costs afforded by "mini-mill" technology and converts its semi-finished steel into a variety of products through its finishing plants. Each of the Company's downstream facilities is strategically located near its end markets, is specialized by product to optimize efficiency, and benefits from lower employment costs per ton.

               The Company is one of three full-line domestic producers of continuous weld pipe in the United States. In addition, the Company believes it is a dominant North American producer of oil tempered wire, which is used for applications such as mechanical springs and overhead garage door springs. Oil tempered wire has metallurgical properties that typically command a price premium over commodity grades of wire, and therefore produces higher profit margins. The Company's manufactured and imported chain products give it a significant position in the truck and automobile tire chain and the hardware and industrial chain markets. The Company's special quality bars are primarily sold to forgers for finishing into a variety of products.

               Due to favorable energy costs and modernized facilities, the Company is a low cost producer of semi-finished steel at the Alton, Illinois Plant, which has a rated annual steelmaking capacity of over 780,000 tons. Through 1995, the Alton Plant has supplied nearly all of the semi-finished steel used to finish products at the Company's downstream facilities. The Company will begin purchasing rods for its two wire mills and the Chain Company in the second half of 1996. In accordance with the Company's business strategy, over the last eleven years the Company has acquired or leased five additional finishing facilities, constructed a new finishing facility and relocated much of its labor-intensive work to lower cost labor areas. The Company has also modified its continuous caster to eliminate its reliance on the ingot process for production of tubular products and therefore experiences significantly lower pipe production costs. Upon the completion of a Ladle Furnace facility now under construction, in the second quarter of 1996 the Company will produce all of its steel by the more efficient continuous cast method.

               At December 31, 1995 Ivaco Inc. of Montreal,
Canada owned 2,018,650 shares of the Company's common stock or 49.8% of the total number of shares outstanding. On January 22, 1993 the Company was advised that Ivaco is exploring the possibility of disposing of its interest in Laclede Steel
Company.

               (b)  Financial Information

               The following table sets forth certain financial information relating to Registrant's operations:

                                   Year Ended December 31,
(Thousands of Dollars)        1995          1994          1993

Net Sales                   $320,350      $341,289      $328,766

Earnings (Loss) Before
 Cumulative Effect of Change
 in Accounting Principle    $(10,137)     $  4,462      $  3,107

 Cumulative Effect of Change
  in Accounting Principle
  for Postretirement Medical
  Benefits, Net of Tax            --            --       (46,543)

Net Earnings (Loss)         $(10,137)     $  4,462      $(43,436)

Identifiable Assets         $349,778      $343,251      $349,814


               (c)  Description of Business

               The following table lists the Company's wide range of steel products:

Pipe and Tubular Products:    Continuous Weld Pipe
                              - A53 Standard and Extra Heavy
                              - API 5L Line Pipe
                              - Coupling Stock
                              - Fence Pipe
                              - Rigid Conduit Shells

                              Electric Resistance Weld Tubing
                              - A500 Structural

Hot Rolled Products:          Carbon and Alloy SBQ Bars
                              Forging Billets
                              Special Shapes

Wire Products:                Cold Drawn Wire
                              - High Carbon
                              - Oil Tempered
                              - Low Carbon
                              - Annealed Wire and Rod

Chain:                        Welded Chain

               The following table presents, for the years indicated, the percentage of the Company's total sales by product class:

     Product             1995      1994      1993

     Pipe and tube       40.8%     40.1%     35.7%

     Hot Rolled          34.7      32.5      32.2

     Wire                16.4      18.5      22.9

     Chain                8.1       8.9       9.2

     Total               100%      100%      100%

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

               In 1996 the Company will complete the final modifications in the Melt Shop at the Alton Plant by installation of a Ladle Furnace Facility that will allow the Company to shift its entire production of steel used in pipe making from the ingot process to continuous cast.

               Hot Rolled Products. The Company's hot rolled products are produced at the Alton Plant and consist primarily of special quality ("SBQ") bars sold to manufacturers to be cold drawn or forged. The Company's goal in 1996 is to increase shipments of this high quality product.

               Wire Products.  The Company is a major
manufacturer of wire products. These products include high and low carbon wire, oil tempered wire, and annealed wire. The
Company believes it is a dominant participant in the oil tempered wire market. Wire products are currently manufactured and finished at the Company's Memphis, Tennessee and Fremont, Indiana
Facilities. The Fremont Facility is the Company's state-of-the-art, stand-alone oil tempered wire facility. In 1996 Fremont will begin producing oil tempered wire for automobile suspension springs and for brake springs. This is a recently developed new product which is expected to have a positive effect on profitability.

               Chain Products.  Laclede Chain, one of the
Company's wholly owned subsidiaries, produces welded chain and also imports a significant amount of chain for resale. Laclede Chain generated in excess of $26 million in sales in 1995, approximately 41% of which was attributable to sales of anti-skid devices for trucks and automobiles. The balance of the Company's chain products sales is in the hardware and industrial chain business.

               At December 31, 1995 the Company had a sales backlog of over $20 million. This backlog does not have significant seasonal variation. Long-term sales commitments do not represent a significant portion of the business. Because of its size in relation to the industry and its diversified product mix, in periods of normal demand, the Company expects to operate near full steelmaking capacity. For further information and also for discussion of future capital expenditure plans, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

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

               The Company began its business expansion with the acquisition of a chain manufacturer in northwestern Missouri in 1984. Since 1984 the Company has acquired four additional facilities and constructed one new facility. Most notable among these new and/or expanded facilities are the Company's lease of the pipe manufacturing facilities at the Fairless Facility, the Company's expanded oil tempered wire operations at the Fremont Facility, and the construction of the Vandalia Facility, a tubular finishing plant.

               Operations at the Fairless Facility began in May
1992, and have achieved an annual production rate in excess of 60,000 tons. The Fremont Facility was expanded in order to handle the majority of oil tempered wire volume previously produced at the Alton Plant's wire mill. Relatively minor amounts of oil tempered wire are produced at the Memphis Plant.
The Vandalia Facility, constructed in 1992, processes semi-finished pipe produced at the Alton Plant.

               In December 1995 a decision was made to initiate the final phase of the Company's strategic plan, leading to a restructuring of the steel-making facilities at the Alton Plant. When the Company's new Ladle Furnace Facility becomes operational in the second quarter of 1996, all steel will be produced using the more efficient continuous cast method. At that time the Company will cease production of rods, and begin purchasing the rod requirements for its wire operations on the open market, at a significant reduction in costs.

               In connection with this restructuring, the Company will shut down its Blooming Mill and Rod Mill operations. The Company believes that the shutdown of these facilities, together with the move to 100% continuous cast steel, will result in much more efficient operations at the Alton Plant, when fully effective in the second half of 1996. The Company also expects to lower inventory levels, improving cash flow.

               Capital Improvements. While the Company has expanded and improved its downstream finishing facilities, it has also completed important capital improvements to the steelmaking operations at the Alton Plant. The primary objective of these improvements was to substantially reduce production costs and also provide access to new markets.

               Continuous caster modifications added the capability to cast a slab suitable for the production of the majority of pipe sizes. Previously, all pipe skelp, which is the intermediate rolled strip used as input material for pipe production, was produced from ingots, passing through a blooming mill before entering the 22" rolling mill at the Alton Plant.
The modified caster adds the capability to feed continuous cast slabs directly into the 22" rolling mill and the Fairless Facility's 18" rolling mill. In 1995 the Company produced 76% of its total steel output by the continuous cast process, compared to 67% in 1994. The Company will become a 100% cast steel producer in 1996.

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

               Foreign. The Company also faces competition from foreign steel producers. However, in recent years increased efficiency in the U.S. steel industry have improved the competitive position of U.S. steel companies, including the Company.

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

               The Company has filed a modified closure plan for disposition of existing EAF dust piles with the Illinois EPA which provides for the closure of all piles in place at the location of the Outdoor Pile, and has received approval in principal. It appears that the cost of this plan will approximate the $3.7 million liability existing at December 31, 1995 for the disposal of the existing EAF dust.

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

               In the second quarter of 1993 the Company was advised by Elkem that the HTMR System would not be able to meet its original goals, including the recovery of prime western grade zinc, which was an essential criterion under the Company's agreement with Elkem and, accordingly, commissioning of the facility would cease. On May 17, 1993, the Company and Elkem negotiated a settlement of the original contract, under which Elkem refunded $13.6 million to the Company and relinquished control of and legal title to the HTMR System. Under provisions of the related Bond Agreement financing the project, funds recovered from Elkem were deposited in trust in the Bond Project Fund and used to modify the HTMR System. The remaining $8.1 million of unused funds were used to prepay a portion of the Bonds under the terms of the Bond indenture. The Company's investment in the HTMR System at December 31, 1995 is approximately $16.7 million. The HTMR System is now used to treat the current generation of dust with improving efficiency.

               Employees. As of December 31, 1995, the Company employed approximately 1,815 employees, 360 of whom are classified as management, administrative and sales personnel.

               The Company's 920 hourly employees at the Alton Plant are covered by a collective bargaining agreement that expires in September of 1997. The compensation for the majority of the Company's employees is based partially on productivity in accordance with various incentive plans. Less than 50 of the Company's other employees are covered by a collective bargaining agreement. The Company has never experienced a strike, and it believes that its relations with its employees are good.

     Item 2.   Properties.

               The Company's steelmaking facilities are located on a 400-acre site in Alton, Illinois, and consist of two electric furnaces with a combined rated production capacity of over 780,000 net tons per year, a continuous bloom casting facility, a roughing mill and 14-inch bar mill, soaking pits, bloom rolling mill, billet rolling mill, 8-inch bar mill, rod mill, 22-inch strip mill, facilities for the manufacture of continuous butt-weld pipe and wire finishing facilities. The Company also has a rail-water terminal at Alton, a pipe finishing plant in Vandalia, Illinois, a chain manufacturing plant in Maryville, Missouri, a wire mill in Memphis, Tennessee, a wire oil tempering facility in Fremont, Indiana and an electric resistance weld tubing mill in Benwood, West Virginia. The Company operates a pipe mill in Bucks County, Pennsylvania which is leased from USX Corporation. The lease expires September 30, 1996 with options to renew until September 30, 2006.

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

     Item 4.   Submission of Matters to a Vote of Security
               Holders.

                               NONE

                           * * * * * *

               The executive officers of the Company and their ages are as follows:

     Name                Age            Position

John B. McKinney         63   President, Chief Executive Officer and Director

Michael H. Lane          53   Vice President-Finance, Treasurer and Secretary

J. William Hebenstreit   50   Vice President-Operations

Larry J. Schnurbusch     49   Vice President-Administration

H. Bruce Nethington      54   Vice President-Human Resources

               John B. McKinney was elected President and Chief Executive Officer of the Company in January 1983. Mr. McKinney has been a director of the Company since 1981 and is also a director of Boatmen's Trust Company and The Automobile Club of Missouri.

  Michael H. Lane was elected Vice President-Finance, Treasurer and Secretary of the Company in 1983.

  J. William Hebenstreit was elected Vice President-Operations of the Company in 1983.

  Larry J. Schnurbusch was elected Vice President-Administration in 1993.
Prior to 1993, he served as Director of Corporate Administration of the Company.

  H. Bruce Nethington was elected Vice President-Human Resources in 1993. Prior to 1993, he served as Director of Industrial Relations of the Company.

                           * * * * * *

                             PART II

     Item 5.   Market for the Registrant's Common Equity and
               Related Stockholder Matters.

               Laclede's common stock is traded on the NASDAQ
National Market System and the symbol is LCLD.  As  of January
1996 there were approximately 575 stockholders of record.

     Market
     Price Range              1995                   1994
     Quarter            High        Low         High        Low

       First          $12-1/2     $10         $18-3/4    $15-1/4
       Second         $12         $10-1/2     $16-3/4    $12-3/4
       Third          $14-1/2     $10-1/4     $14-3/4    $11-1/2
       Fourth         $10-3/4     $ 6-1/4     $12-1/2    $ 9-3/4


     Dividends Per
     Share Paid on
     Common Stock            1995                  1994
                              None                  None

     Item 6.   Selected Financial Data.

               Five-Year Financial Summary

               (In Thousands of Dollars Except Per Share Data)
                                    1995        1994        1993        1992        1991
Net Sales                         $320,350    $341,289    $328,766    $274,468    $260,938
Earnings (Loss) Before Cumulative
 Effect of Change in Accounting
 Principle                        $(10,137)*  $  4,462    $  3,107    $ (7,547)** $ (8,332)
Net Earnings (Loss)               $(10,137)*  $  4,462    $(43,436)   $ (7,547)** $ (8,332)
Net Earnings (Loss) per share     $  (2.50)*  $   1.10    $ (10.71)   $  (1.86)** $  (2.05)
Other Financial Data
  Total assets                    $349,778    $343,251    $349,814    $312,142    $301,724
  Working capital                   87,759      88,906      88,833      83,403      85,823
  Capital expenditures              13,847      14,747      12,782      19,845      16,149
  Long-term debt                   118,791     100,801     100,926     103,908      93,179
  Stockholders' equity              16,518      53,743      42,590      98,013     108,671
  Stockholders' equity per share  $   4.07    $  13.25    $  10.50    $  24.16    $  26.79
  Cash dividends per share        $     --    $     --    $     --    $     --    $    .20

*    Includes restructuring, asset impairment and other charges which reduced net earnings by $11.4 million or $2.81 per share.

**   Includes special charges which reduced net earnings by $11.6 million or $2.86 per share.

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

Operating Results 1993 to 1995

               Net earnings for 1995 were $1.3 million before the effect of restructuring, asset impairment and other charges described in Note 6 to the Consolidated Financial Statements.
The net loss for 1995 was $10.1 million after deducting the $11.4 million after tax effect of the special charges.

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

               The change in net sales for the last three fiscal years is analyzed as follows:

                                   (In Thousands)
                      1995 Vs. 1994  1994 Vs. 1993  1993 Vs.1992

Increase (Decrease)
 in net sales            $(20,939)       $12,523        $54,298
Comprised of:
  Increase (Decrease)
    in volume            $(24,788)      $(14,044)       $42,575
  Increase in price      $  3,849       $ 26,567        $11,723

Steel Operations

               In 1995 net sales decreased by $20.9 million as a result of a 6.4% reduction in steel shipments. While sales prices declined in the second half of 1995, average prices for the year were slightly higher than 1994.

               Cost of products sold decreased by 6.4% compared to 1994, reflecting lower volume. As discussed below, production costs in 1995 include the effects of further increases in the cost of the Company's basic raw material, ferrous scrap.

               Net sales in 1994 increased by $12.5 million or 3.8% from 1993, reflecting a significant increase in average selling prices partially offset by a lower volume of tons shipped. Cost of products sold increased by $8.7 million or 2.9%, primarily as a result of higher ferrous scrap costs.

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

               As overall demand for steel increases, the Company has experienced a sharp rise in the price of scrap. The average scrap usage cost in 1994 and 1993 each represents an increase over the prior year of approximately 25%. In 1995 scrap prices were approximately 5% higher than 1994.

               In addition to demand for steel, there are other factors affecting the supply of scrap that could be considered structural factors, including the growth in electric furnace production which is almost totally dependent on ferrous scrap as a raw material.

               In 1993, 1994 and the first half of 1995, the Company was able to recover the increased scrap costs through higher selling prices for its products. In the second half of 1995 however declining sales prices and lower volume had a negative impact on product margins.

               In December 1995 a decision was made to initiate the final phase of the Company's strategic plan, leading to a restructuring of the steel-making facilities at the Alton Plant.

               When the Company's new Ladle Furnace Facility becomes operational in the second quarter of 1996, all steel will be produced using the more efficient continuous cast method. At that time the Company will cease production of rods, and begin purchasing requirements for its wire operations on the open market, at a significant reduction in costs.

               In connection with this restructuring, the Company will shut down its Blooming Mill and Rod Mill operations. The Company believes that the shutdown of these facilities, together with the move to 100% continuous cast steel, will result in much more efficient operations at the Alton Plant, when fully effective in the second half of 1996. The Company also expects to lower inventory levels, improving cash flow.

               As a result of this decision, accounting charges totaling $9.8 million after taxes were recorded in the fourth quarter of 1995. These charges, which are primarily non-cash in nature, include recognition of impairment loss for equipment, retirement costs for affected employees, and adjustments of rod and wire inventories to market value.

               The Company also recognized a charge of $1.6 million, after taxes, related to inventory write-downs in its tubular product operations. This inventory adjustment, which reduces the carrying cost to net realizable value, reflects higher second half production costs together with significant reductions in selling prices for tubular products since the end of the third quarter. Pressure on sales prices has been caused by lower prices for sheet steel, the raw material for the Company's competitors in the pipe market.

               Because of its size in relation to the steel industry, as well as its diverse product mix, under normal economic conditions the Company is able to operate at high levels of capacity utilization.

               The $46.5 million charge for postretirement medical benefits in 1993 is net of $28.5 million in deferred tax benefits. Non-current assets at December 31, 1995 includes $44.1 million in net deferred income taxes. In recording these deferred tax benefits, no valuation allowance was deemed necessary as a result of management's evaluation of the likelihood that all of the deferred tax assets will be realized. In making this evaluation management considered historical earnings trends and the impact which changes in operations are expected to have on future earnings. Additionally, consideration was given to the inherent long-term nature of the Company's most significant deferred tax assets for the related pension liabilities and postretirement benefit obligations other than pensions, for which recovery upon payment is expected to be spread over many future years.

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

               In order to comply with EPA regulations, since 1991 the Company has incurred costs for outside processing of currently generated electric arc furnace dust, pending completion and operation of the High Temperature Metals Recovery
(HTMR) facility at the Alton Plant. Such costs amounted to $2.1 million in 1993, $2.3 million in 1994 and $.6 million in the first quarter of 1995 at which time the HTMR plant began to process the dust. See Note 9 to the Consolidated Financial Statements and "Liquidity and Capital Resources" for further discussion.

               Slight increases in selling, general and administrative expenses in 1994 and 1995 were primarily a result of higher salaried employment costs. The increase in interest expense in 1994 is primarily the result of an increase in short-term interest rates. In 1995 the $3.2 million increase in interest expense reflects higher borrowing rates under the Company's loan agreement entered into in September 1994, as well as an increase in long-term borrowings. In addition, in the second quarter of 1995 the Company began expensing interest costs on the Solid Waste Disposal Revenue Bonds used to finance its High Temperature Metals Recovery System at the Alton Plant.
These interest costs had previously been capitalized until modification of the facility was complete. See Note 9 to the Consolidated Financial Statements and "Liquidity and Capital
Resources" for further discussion.

               In 1994 the Company recorded a gain of $1.1 million related to the sale of various items of steel mill equipment. In the second quarter of 1995 the Company completed the sale of approximately 3% of the common stock of its subsidiary, Laclede Mid America, Inc. Accordingly a non-taxable gain of $728,000 representing the excess of the sales price over the net book value of the stock sold, is included in the results for 1995. Higher depreciation expense each year is a result of increased capital expenditure levels.

               General inflation and changing prices have not had a significant effect on the Company's sales and revenues, which are more related to factors such as domestic steel capacity, currency levels, demand for the Company's products, and the impact of foreign steel imports. Imported steel typically has the greatest impact on the Company's tubular products.

Divisions and Subsidiaries

               The Company operates a cold drawn wire mill in Memphis, Tennessee and an oil tempered wire facility in Fremont, Indiana. In 1996 the Fremont Plant will begin producing oil tempered wire for automotive suspension springs, a recently developed new product which will have a positive effect on earnings. The Memphis and Fremont Plants will benefit from lower rod costs when the Company's restructuring program is effective in the second half of 1996.

               The Company's wholly-owned subsidiary, Laclede Chain Manufacturing Company, operates a manufacturing plant in Maryville, Missouri and a warehouse and sales operation in Portland, Oregon. The Laclede Chain operation made a significant contribution to consolidated earnings in the fourth quarter of 1993 and 1994. Unusually mild weather in the northwest adversely affected the Chain Company's tire chain business in the fourth quarter of 1995. Severe weather in the early part of 1996, however, will increase first quarter 1996 chain sales.

               Laclede's Benwood, West Virginia Plant
manufactures electric resistance weld tubular products for the structural pipe industry. This tubing is made using slabs from the Alton Plant. Operating results of the Benwood facility improved substantially in 1994 as a result of higher volume, sales price increases, lower cost skelp produced from continuous cast steel at the Alton Plant, and productivity improvements.
In 1995 demand for structural tubing diminished, affecting sales prices and product margins.

               In 1991, Laclede completed an agreement with USX Corporation to purchase the pipe inventory and lease the Pipe Mill Operations located at the Fairless Works in Bucks County, Pennsylvania. The Company successfully began operation of one of the two continuous weld mills with the production and shipment of a substantial quantity of tubular products from this low cost facility in the second half of 1992. Shipments of continuous weld pipe from the Fairless Plant increased significantly since that time and will increase again in 1996 as the Company expands its pipe business.

               In 1992 the Company constructed a tubular finishing plant in Vandalia, Illinois. The Vandalia facility processes semi-finished pipe produced at the Alton Pipe Mill. Shipping from the Vandalia Plant began in the second half of 1992. In 1993 the Company completed the equipment installation and transfer of all planned finishing operations from the Alton Plant to this low cost processing plant. In 1994 and 1995 the majority of Laclede's continuous weld pipe shipments were made from either the Fairless or Vandalia Plants.

Liquidity and Capital Resources

               At December 31, 1995 the Company had $87.8 million in net working capital with the ratio of current assets to current liabilities at 2.5 to 1. During 1995 the Company increased total long and short-term debt by approximately $18.0 million, reflecting increased inventories and the capital spending program.

               For the year 1995 net earnings before deducting non-cash restructuring, asset impairment and other charges were $1.3 million. After adjustment for deferred taxes, depreciation and an unusual gain, cash flow generation was $9.5 million.

               For the years 1994 and 1993 earnings before the cumulative effect of a change in accounting principle plus depreciation and the change in deferred taxes generated $ 13.8 million and $11.9 million in cash flow, respectively.

               Inventories increased by $4.8 million in 1995, after the effect of $7.6 million in write-downs, primarily as a result of lower shipping levels in the second half of the year. Accounts payable at December 31, 1995 were $4.8 million lower than the balance at the beginning of the year, reflecting lower scrap purchases in the fourth quarter. For the three years ended December 31, 1995 inventories increased by $19.5 million, while in the same period $28.3 million was contributed to the Company's pension trust funds.

               In September 1994 the Company entered into a new five-year Loan and Security Agreement with three banks which provided for a total availability of up to $95 million, consisting of an $85.0 million revolving credit facility and a $10.0 million term loan. The Agreement has been amended to provide revolving credit availability of up to $100 million. In January 1996, the banks agreed to modifications to the Agreement
related to the Company's restructuring of operations.   See Note
4 to the Consolidated Financial Statements for additional discussion. At December 31, 1995 $84.5 million in borrowings and $2.6 million in letters of credit were outstanding under the Revolving Credit Facility. At the beginning of 1996 average interest rates under the Agreement are approximately 9%. Management believes that internally generated funds and its banking arrangements will be adequate to finance its operations and all planned capital expenditures, which will be approximately $10.0 million in 1996.

               In the second quarter of 1993 the Company was advised by the Contractor, Elkem Technology, that the High Temperature Metals Recovery (HTMR) System to process electric furnace dust at the Alton Plant would not be able to meet its original goal to recover prime western grade zinc from the dust. Accordingly, management negotiated a settlement of the contract with Elkem and the Company received a refund of $13.6 million, as well as title to the HTMR System. The Company has modified the facility in order to treat current generation of dust economically and in accordance with EPA standards. A portion of the funds received from Elkem together with additional Company funds was used to complete this modification of the HTMR System. The remaining refund from Elkem of $8.1 million was applied as a prepayment of a portion of the outstanding Solid Waste Disposal Revenue Bonds in 1994. Refer to Note 9 to the Consolidated Financial Statements for additional discussion of these issues.

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


     Item 8.   Financial Statements and Supplementary Data.

               The index to the Financial Statements of the Company and the independent auditors' report of Deloitte &
Touche LLP appear on pages 19 and 41.


     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.

                              NONE


                            PART III

               As permitted by General Instruction G, with the exception of information on Executive Officers of the Registrant set forth in Part I hereof, information required in Part III is incorporated by reference to the definitive proxy statement of Registrant for the 1996 Annual Meeting which the Registrant will file with the Commission no later than April 30, 1996.

                             PART IV


     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K.

               (a)  Documents Filed as Part of This Report

               The following is an index of the financial statements and schedules included in this Report.

         (1)   Financial Statements

               LACLEDE STEEL COMPANY AND SUBSIDIARIES


                                                           Page
Consolidated Statements of Operations and Retained Earnings for the years ended December 31, 1995, 1994 and 1993 . . . 22

Consolidated Balance Sheets, December 31, 1995 and 1994  . . 23

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . 25

Notes to Consolidated Financial Statements . . . . . . . . . 26

Independent Auditors' Report on Financial Statements . . . . 41



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

     (4)(c)    Second Amendment dated May 10, 1995 to
               Registrant's Loan and Security Agreement.
               (Incorporated by reference to Exhibit (4)(c) in Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995.)

     (4)(d)    Third Amendment dated June 1, 1995 to
               Registrant's Loan and Security Agreement.
               (Incorporated by reference to Exhibit (4)(c) in Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1995.)

     (4)(e)    Fourth Amendment dated December 7, 1995 to
               Registrant's Loan and Security Agreement.

     (4)(f)    Fifth Amendment dated January 26, 1996 to
               Registrant's Loan and Security Agreement.

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

     (10)(c)* Employment Agreements dated October 19, 1994, between the Registrant and Messrs. John B. McKinney, Michael H. Lane, J. William Hebenstreit. H. Bruce Nethington and Larry J. Schnurbusch.
               (Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

     (10)(d)* Key Employee Retirement Plan. (Incorporated by reference to section entitled Benefit Plans from Registrant's Proxy Statement for the 1996 Annual
               Meeting of the Stockholders).

     (22)      Subsidiaries of Registrant.

               NOTE
                    Copies of exhibits will be supplied upon written request and payment of the Registrant's fee of$.25 per page requested.


* Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
     Item 14(c) of Form 10-K.


                    (b)  Reports on Form 8-K

               During the quarter ended December 31, 1995, no reports on Form 8-K were filed by Registrant.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
and Retained Earnings
(In Thousands of Dollars except Per Share Amounts)

                                                         Year Ended December 31,
                                                         1995        1994        1993
NET SALES                                                $ 320,350   $ 341,289   $ 328,766

COSTS AND EXPENSES:
 Cost of products sold                                     286,632     306,351     297,670
 Selling, general and administrative expenses               14,209      14,039      13,755
 Depreciation                                                8,151       7,625       7,464
 Interest expense, net                                      10,125       6,940       4,866
 Restructuring, asset impairment and other charges          18,422        ----        ----
 Gain on sale of subsidiary stock                             (728)       ----        ----
 Gain on sale of equipment                                    ----      (1,103)       ----
 Total costs and expenses                                  336,811     333,852     323,755
EARNINGS (LOSS) BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE                                   (16,461)      7,437       5,011

PROVISION (CREDIT) FOR INCOME TAXES                         (6,324)      2,975       1,904

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE                         (10,137)      4,462       3,107
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE FOR POSTRETIREMENT MEDICAL
 BENEFITS, NET OF TAX                                         ----        ----     (46,543)

NET EARNINGS (LOSS)                                        (10,137)      4,462     (43,436)

RETAINED EARNINGS AT BEGINNING OF YEAR                       7,822       3,360      46,796

RETAINED EARNINGS (DEFICIT) AT END OF YEAR               $  (2,315)  $   7,822   $   3,360

PER SHARE DATA:
 Earnings (loss) before cumulative effect
    of change in accounting principle                    $   (2.50)  $    1.10   $    0.77
 Cumulative effect of change in accounting principle
    for postretirement medical benefits, net of tax           ----        ----      (11.48)

 Net earnings (loss)                                     $   (2.50)  $    1.10   $  (10.71)


See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
Assets
(In Thousands of Dollars except Per Share Amounts)

                                               December 31,
                                               1995          1994



CURRENT ASSETS:
 Cash and cash equivalents                     $      161    $      159
 Accounts receivable, less allowances
  of $2,224 in 1995 and $2,635 in 1994             37,287        45,587
 Prepaid expenses                                     744         1,202
 Income taxes recoverable                           1,479           546
 Inventories:
  Finished                                         56,377        45,407
  Semi-finished                                    28,683        26,193
  Raw materials                                     8,415        15,853
  Supplies                                         13,807        15,013
 Total inventories                                107,282       102,466
 Total current assets                             146,953       149,960


NON-CURRENT ASSETS:
 Intangible pension asset                          17,409        18,550
 Other intangible assets                            2,407         2,551
 Bond funds in trust                                2,385         2,385
 Prepaid pension contributions                      6,586        17,795
 Deferred income taxes                             44,062        21,726
 Other                                              3,785         3,522
 Total non-current assets                          76,634        66,529


PLANT AND EQUIPMENT, AT COST:
 Land                                               1,615         1,615
 Buildings                                         28,478        29,559
 Machinery and equipment                          213,480       225,063
                                                  243,573       256,237
 Less - accumulated depreciation                  117,382       129,475
 Net plant and equipment                          126,191       126,762


TOTAL ASSETS                                   $  349,778    $  343,251

Liabilities and Stockholders' Equity


                                                           December 31,
                                                           1995      1994



CURRENT LIABILITIES:
 Accounts payable                                          $ 31,617  $ 36,462
 Accrued compensation                                         7,667     9,798
 Current portion of long-term debt                            2,459     2,484
 Accrued costs of pension plans                              15,449     9,830
 Other                                                        2,002     2,480
 Total current liabilities                                   59,194    61,054


NON-CURRENT LIABILITIES:
 Accrued costs of pension plans                              67,123    41,413
 Accrued postretirement medical benefits                     81,431    79,180
 Other                                                        6,721     7,060


LONG-TERM DEBT                                              118,791   100,801


COMMITMENTS AND CONTINGENCIES - NOTE 9                         ----      ----



STOCKHOLDERS' EQUITY:
 Preferred stock without par value, authorized
  2,000,000 shares with none issued                            ----      ----
 Common stock, $13.33 par value, authorized
  5,000,000 shares, issued and outstanding 4,056,140 shares  54,081    54,081
 Capital in excess of par                                       247       247
 Retained earnings (deficit)                                 (2,315)    7,822
 Minimum pension liability adjustment                       (35,495)   (8,407)
 Total stockholders' equity                                  16,518    53,743



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $349,778  $343,251

See Notes to Consolidated Financial Statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands of Dollars)

                                                                Year Ended December 31,
                                                                1995       1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                            $ (10,137) $   4,462  $ (43,436)
 Adjustments to reconcile net earnings (loss) to net
  cash provided by (used in) operating activities:
   Cumulative effect of change in accounting principle
         for postretirement medical benefits                         ----       ----     46,543
   Depreciation                                                     8,151      7,625      7,464
   Gain on sale of subsidiary stock                                  (728)      ----       ----
   Gain on sale of equipment                                         ----     (1,103)      ----
   Restructuring, asset impairment and other charges               18,422       ----       ----
   Change in deferred income taxes                                 (6,185)     1,708      1,303
   Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                       8,300        940     (5,897)
          Inventories                                             (12,483)    (5,040)    (1,959)
          Accounts payable and accrued expenses                    (8,861)    11,601     (7,197)
          Pension cost less than funding                           (2,526)    (2,742)    (5,723)
          Accrued postretirement medical benefits                   1,162      1,379      2,732
 Net cash provided by (used in) operating activities               (4,885)    18,830     (6,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                             (13,847)   (14,747)   (11,358)
 Proceeds from sale of equipment                                     ----      1,000       ----
 Net cash used in investing activities                            (13,847)   (13,747)   (11,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing (repayments) under revolving credit loan            18,453    (16,412)    15,500
 Proceeds from term loan                                             ----     10,000       ----
 Proceeds from long term debt                                       2,000       ----       ----
 Payments on long-term debt                                        (2,488)    (9,710)      (929)
 Proceeds from sale of stock of subsidiary                          1,000       ----       ----
 Proceeds from (additions to) bond funds in trust                    ----     12,789    (11,707)
 Refund under contract for HTMR facility                             ----       ----     13,600
 Payment of financing costs                                          (231)    (2,485)      ----
 Net cash provided by (used in) financing activities               18,734     (5,818)    16,464

CASH AND CASH EQUIVALENTS:
 Net increase (decrease) during the year                                2       (735)    (1,064)
 At beginning of year                                                 159        894      1,958
 At end of year                                                 $     161  $     159  $     894

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
   Interest (net of amount capitalized)                         $  10,209  $   7,147  $   4,760
   Income taxes paid, net of refunds                            $     794  $   1,218  $   1,010


See Notes to Consolidated Financial Statements.

           Notes to Consolidated Financial Statements


Note 1
Nature of Operations:

               Laclede Steel Company and Subsidiaries (the
Company) is a manufacturer of carbon and alloy steel products, including pipe and tubular products, hot rolled products, wire products and welded chain. The Company's pipe and tubular products are comprised of continuous butt weld pipe and electric resistance weld tubing, which are sold in the U.S. and Canada to distributors and manufacturers. Hot rolled products consist primarily of special quality bars sold to manufacturers to be cold drawn or forged. Wire products include high and low carbon wire, oil tempered wire used for mechanical springs, overhead door springs and, in the future, automotive suspension and brake springs, and annealed wire and rod. Laclede Chain Manufacturing Company, a wholly owned subsidiary, produces chain products and also imports a significant amount of chain. Approximately half of the chain business is attributable to sales of anti-skid devices for trucks and automobiles and the balance is in sales of hardware and industrial chain.

Note 2
Accounting Policies:

               The Company's significant accounting policies are summarized as follows:

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

Depreciation

               The Company follows the policy of providing for depreciation of plant and equipment by charging operations with amounts sufficient to amortize the cost over the following estimated useful lives:

          Buildings and improvements         20 to 45 years
          Machinery and equipment             4 to 25 years
          Office furniture and equipment      6 to 10 years

               Depreciation is computed on the straight-line method for financial reporting purposes. Accelerated depreciation methods are used for tax purposes.

Long-Lived Assets

               In 1995 the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The general requirements of this statement are applicable to the properties and intangible assets of the Company and require impairment to be considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 6 for discussion of asset impairment charges in 1995.

Other Intangible Assets

               Other intangible assets include the excess of the purchase price of acquisitions over the fair value of the net assets acquired and these amounts are amortized on a straight-line basis over 25 years.

               Management periodically reviews the value of its intangible assets to determine if an impairment has occurred or whether changes have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount. Based on this review, management does not believe that any such impairment has occurred.

Income Taxes

               Deferred income taxes are provided for the temporary differences between the tax basis of the Company's assets and liabilities and their financial reporting amounts at each year end, utilizing currently enacted tax rates. See Note 3 for details of significant temporary differences.

Earnings Per Share

               Earnings per common share are based on the weighted average shares outstanding during the year. Weighted average shares outstanding were 4,056,140 for 1995, 1994 and 1993.

Use of Estimates in the Preparation of Financial Statements

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain Significant Estimates

               Amounts reported for pensions and postretirement medical benefits and their related deferred tax assets are subject to significant fluctuation due to changes in interest rates. Estimates of environmental remediation-related obligations are discussed in Note 9.

Current Vulnerability Due to Certain Concentrations

               The Company manufactures steel from steel scrap generated in the course of its steel production and purchased in the open market from numerous scrap suppliers. Since it does not produce its own raw materials, the Company is subject to the fluctuation in prices and availability of scrap.

               Approximately 62% of the Company's production employees are covered by a collective bargaining agreement, which extends beyond one year.

Note 3
Income Taxes:

     Effective January 1, 1993 the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". This statement requires the use of the asset and liability approach for financial accounting and reporting for income taxes. The provision for income taxes represents an effective combined federal and state tax rate of 40% for 1994 and 38% for 1995 and 1993. See the reconciliation of these tax rates to the statutory rate below. The provision (credit) for income taxes consists of the following (thousands of dollars):

                                     1995           1994         1993

         Current income taxes        $   (139)   $   1,268    $    601
         Deferred income taxes         (6,185)       1,707       1,303
                                     $ (6,324)   $   2,975    $  1,904

     In 1993 deferred taxes were recorded in the amount of $28,526,000 as a result of the change in accounting principle for postretirement medical benefits. Recognition of this tax benefit resulted in a net deferred tax asset on the consolidated balance sheets.

    Deferred tax assets were increased in 1995 by $16,151,000, decreased in 1994 by $3,650,000 and increased in 1993 by $7,348,000 as a result of the tax effects of the minimum pension liability adjustment. These amounts are not reflected in the tax provision of these years. See Note 5 for further discussion. No deferred tax valuation allowance is deemed necessary as a result of management's evaluation of the likelihood that all of the deferred tax assets will be realized.

     Deferred tax assets and liabilities are comprised of the following at December 31 (thousands of dollars):

                                                     1995         1994
             Deferred tax liabilities:
                Depreciation                         $ (26,966)   $(27,064)
                Accrued costs of pension plans          (1,138)       (327)
                  Total deferred tax liabilities       (28,104)    (27,391)

             Deferred tax assets:
                Minimum pension liability adjustment    21,756       5,605
                Postretirement medical benefits         31,921      31,672
                Active employee benefit liabilities      2,733       2,550
                Environmental costs                      1,456       1,524
                Allowances on receivables                  871         967
                Net operating loss and alternative
                  minimum tax carryovers                11,536       5,901
                Other                                    1,893         898
                  Total deferred tax assets             72,166      49,117
                  Net deferred tax assets            $  44,062    $ 21,726


     The applicable statutory federal income tax rate of 34% for each of the three years is reconciled to the effective income tax rate as follows (thousands of dollars):

                                         1995           1994         1993

             Federal income tax provision
             (credit) computed at statutory
             tax rate                    $ (5,604)   $   2,529    $  1,704
             Non-taxable gain on sale of
             subsidiary stock                (277)          --          --
             State income taxes, net         (542)         388         140
             Other                             99           58          60
             Provision (credit) for
             income taxes                $ (6,324)   $   2,975    $  1,904

Note 4
Debt:

               Long-term debt consists of the following at
December 31 (thousands of dollars):
                                                1995         1994

Bank Loan and Security Agreement:
   Revolving Loan                             $84,541     $66,088
   Term Loan                                    8,209       9,642

Note Payable Due December 31, 2001              2,000          --

Solid Waste Disposal Revenue Bonds:
  7.5% Bonds due August 1, 1995                    --         295

  8.375% Bonds due from 1996 to 2008            6,930       6,930

  8.5% Bonds due from 2015 to 2020              9,430       9,430

8% Pollution Control Revenue Bonds due
  October 1, 2001 (annual sinking fund
  payments began in 1993)                      9,360      10,020

8% Industrial Development Revenue Bonds
  due October 1, 2001 (annual sinking fund
  payments began in 1992)                        780         835

11% Industrial Revenue Bonds due in monthly
  installments until March 1, 1995                 --          45
                                              121,250     103,285

Less amounts payable within one year            2,459       2,484
                                             $118,791    $100,801


               The Company has a Loan and Security Agreement with three banks, expiring in September 1999, which has been amended to include a $100,000,000 Revolving Loan. It also includes a $10,000,000 Term Loan, payable monthly through September 1999.

               Interest on the Revolving Loan is payable at either prime plus 1-1/2% or a Eurodollar rate, at the Company's option. Interest on the Term Loan is payable at either prime plus 2% or a Eurodollar rate, also at the Company's option. At December 31, 1995, the interest rates ranged from 8.9% to 10%.
In October 1994 the Company entered into a two-year interest rate cap agreement covering $40,000,000 in borrowings, which limits interest costs if LIBOR rates reach 7%.

               Under terms of the Loan and Security Agreement the Company granted security interests in accounts receivable and inventory to the participating banks to support the Revolving Loan. The Term Loan is secured by certain Plant and Equipment.

               The most restrictive provisions of the Company's loan agreements, as amended, include the following:

A. The Company shall maintain specified net worth levels as defined in the Loan and Security Agreement. As of December
     31, 1995 the Company's consolidated net worth exceeded the minimum required amount by approximately $500,000.

B. The Company shall maintain a consolidated fixed charge coverage ratio, as defined, of not less than 1.1 to 1.0, calculated at the end of each quarter for the preceding four quarters. In connection with amendments related to the Company's restructuring program, the coverage ratio was suspended for the fourth quarter of 1995, and the first half of 1996, and modified through 1997.

C. Payment of cash dividends is limited to 50% of cumulative net earnings after December 31, 1993. As of December 31,
     1995 no funds are available for dividends.


               The Company has no compensating balance
arrangements. Excluding the Revolving Loan, aggregate maturities of long-term borrowings at December 31, 1995 for the next five years are as follows:

               1996             $2,459,000
               1997              2,484,000
               1998              2,514,000
               1999              5,062,000
               2000              1,190,000

               The Company estimates that the fair value of its long-term debt in the aggregate approximates the carrying value at December 31, 1995 and 1994.

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

     The components of pension cost are as follows (thousands of dollars):

                                         1995           1994         1993

             Service cost                $  1,538    $   2,021    $  1,904
             Interest cost on projected
               benefit obligation          14,767       13,340      14,219
             Actual return on plan assets (22,502)       4,322     (11,409)
             Net amortization and deferral 14,921      (14,003)        205

             Net periodic pension cost      8,724        5,680       4,919
             Curtailment loss recognized    2,966           --          --

             Total pension cost          $ 11,690    $   5,680    $  4,919


     In the fourth quarter of 1995 the Company recorded a special restructuring charge which included a $2,966,000 curtailment loss related to planned work force reductions. See Note 6 to the Consolidated Financial Statements for additional discussion.

     The projected benefit obligations at December 31, 1995 and 1994 were determined using assumed discount rates of 7.25% and 8.75%, respectively. The assumed discount rate is based on market conditions and reflects annuity purchase rates available to theoretically settle plan obligations. For all plans other than the Alton Plant Hourly Employees' Plan, the assumed rate of increase in compensation levels was 2% for all years. Reflecting the Labor Agreement for Alton hourly employees, a 3% rate of increase in compensation was assumed for 1993 and 1% thereafter. The weighted average assumed long-term rate of return on the market-related value of plan assets was 9.9% for 1995 and 11.7% for 1994 and 1993.

    A summary of the funded status of the plans is as follows (thousands of dollars):

                              December 31
                              1995                                    1994
                              Assets Exceed  Accumulated              Assets Exceed  Accumulated
                              Accumulated     Benefits                Accumulated     Benefits
                              Benefits       Exceed Assets   Total    Benefits       Exceed Assets   Total
    Actuarial present value
    of accumulated benefit
    obligation:
       Vested                 $     (5,947) $  (186,296) $  (192,243) $    (40,394) $  (105,317) $  (145,711)
       Non-Vested                     (258)      (7,861)      (8,119)       (1,534)      (6,280)      (7,814)
    Total                     $     (6,205) $  (194,157) $  (200,362) $    (41,928) $  (111,597) $  (153,525)


    Projected benefit
    obligation                $     (7,249) $  (194,935) $  (202,184) $    (43,279) $  (111,943) $  (155,222)

    Plan assets at fair value        7,210      113,560      120,770        43,830       61,956      105,786

    Projected benefit
    obligation (in excess of)
    less than plan assets              (39)     (81,375)     (81,414)          551      (49,987)     (49,436)

    Unrecognized net (asset)
    obligation at transition
    date, January 1, 1987              379        9,118        9,497        (1,151)      12,233       11,082

    Unrecognized losses,
    net                              1,219       59,369       60,588        14,524       14,357       28,881

    Unrecognized prior
    service cost                     3,087        6,916       10,003         2,280        6,307        8,587

    Adjustment required to
    recognize minimum
    liability                           --      (74,660)     (74,660)           --      (32,562)     (32,562)

    Net pension cost
    recorded on balance
    sheet                     $      4,646  $   (80,632) $   (75,986) $     16,204  $   (49,652) $   (33,448)


     In accordance with FASB Statement No. 87, the Company has recorded an additional minimum pension liability for underfunded plans of $74,660,000 at December 31, 1995 and $32,562,000 at December 31, 1994, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to stockholders' equity. As of December 31, 1995, $57,251,000 of the excess minimum pension liability resulted in a charge to equity, net of income taxes, of $35,495,000. As of December 31, 1994, the excess minimum liability was $14,012,000 and the after-tax charge to equity was $8,407,000.

PROFIT SHARING PLAN -

     The Company maintains a defined contribution profit sharing thrift plan covering a majority of its salaried employees. Company contributions for 1994 amounted to $684,000 and for 1993 amounted to $652,000. There was no profit sharing contribution for 1995.

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

     The components of net periodic postretirement medical benefit costs are as follows (thousands of dollars):

                                         1995           1994      1993

             Service cost                $    638    $     846    $    759
             Interest cost                  5,708        5,658       6,612
             Amortization of
               unrecognized net gain         (215)          --          --
             Net periodic cost              6,131        6,504       7,371
             Curtailment loss recognized    1,089           --          --
             Recognition of transition
               obligation                      --           --      75,069
             Total cost                  $  7,220    $   6,504    $ 82,440


The actual postretirement medical benefits paid amounted to $4,969,000 in 1995, $5,439,000 in 1994 and $4,863,000 in 1993. See Note 6 for discussion of curtailment loss.

     A summary of the status of the plans is as follows (thousands of dollars):

                                         December 31,          December 31,
                                         1995                        1994

             Accumulated postretirement
                benefit obligation (APBO):
                   Retirees              $(47,719)                $(41,390)
                   Fully eligible active
                     employees            (14,522)                 (15,709)
                   Other active employees (12,897)                 (13,944)
             Total                        (75,138)                 (71,043)

             Fair value of plan assets         --                       --

             Funded status                (75,138)                 (71,043)

             Unrecognized net gain         (6,293)                  (8,137)
             Accrued postretirement
                benefit cost             $(81,431)             $   (79,180)


     The assumed discount rate used to measure the APBO was 7.25% at December 31, 1995 and 8.75% at December 31, 1994. The assumed future health care cost trend rate is approximately 9.5%, gradually declining to 3.25% in nine years. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $603,000 for 1995, $607,000 for 1994 and $716,000 for 1993,
and would have increased the APBO by $6,958,000 as of December 31, 1995 and $5,924,000 as of December 31, 1994.

STOCK APPRECIATION RIGHTS PLANS -

     In 1989, the Board of Directors adopted the 1989 Stock Appreciation Rights Plan for Non-Officers and the 1989 Stock Appreciation Rights Plan for
Officers. All rights under the plans have been granted and as of December 31, 1995, 26,400 rights had not been exercised. Compensation expense of $849,000 was recorded in 1993 for the excess of market price over grant prices on the Company's Stock Appreciation Rights Plans. There was no expense for the plans in 1995 or 1994 and the market price is below grant prices.

Note 6
Restructuring, Asset Impairment and Other Charges:

               In December 1995, the Company recorded a non-cash charge of $18.4 million ($11.4 million after taxes), relating to the restructuring of its operations, asset impairments and inventory write-offs. This charge is primarily the result of a decision to initiate the final phase of the Company's strategic plan, leading to a restructuring of the steel-making facilities at the Alton Plant.

               When the new Ladle Furnace Facility becomes operational in the second quarter, all steel will be produced using the more efficient continuous cast method. At this time the Company will also cease production of rods, and begin purchasing requirements for its wire operations on the open market, at a significant reduction in costs. In connection with this restructuring, the Company will shut down its Blooming Mill and Rod Mill operations.

               As a result of this decision, non-cash accounting charges totaling $15.8 million were recorded, which are included in the $18.4 million charge mentioned above. These charges include $6.2 million for recognition of impairment loss for equipment and $4.6 million for employee termination benefits and pension and postretirement benefit curtailment losses. In addition inventories relating to these operations have been written-down by $5.0 million to reduce their carrying cost to their net realizable value.

               The Company also recognized a charge of $2.6 million related to inventory write-downs in its tubular product operations, which are also part of the $18.4 million charge. This inventory adjustment, which reduces the carrying cost to net realizable value, reflects higher second half production costs together with significant reductions in selling prices for tubular products since the end of the third quarter of 1995.

Note 7
Interest Expense, Net:

               Interest expense capitalized in 1995, 1994 and 1993 was $484,000, $2,148,000 and $2,014,000, respectively. The majority of this interest in 1994 and 1993 relates to the Solid Waste Disposal Revenue Bond funds used to finance the construction of the HTMR facility.

Note 8
Quarterly Results of Operations:  (Unaudited)

    The results of operations by quarter for 1995 and 1994 were as follows (in thousands of dollars except per share data):

                 QUARTER ENDED
                 1995                                 1994
                  Mar. 31  Jun. 30  Sep. 30  Dec. 31   Mar. 31  Jun. 30  Sep. 30  Dec. 31

    Net sales    $87,327  $80,858  $76,561  $ 75,604  $84,697  $80,559  $85,308  $90,725

    Cost of products
    sold          76,115   70,807   70,569    69,162   77,614   72,457   77,153   79,127

    Net sales less
    cost of products
    sold         $11,212  $10,051  $ 5,992  $  6,442  $ 7,083  $ 8,102  $ 8,155  $11,598

    Net earnings
    (loss)       $ 2,094  $ 1,782  $(1,348) $(12,665) $   127  $   862  $   763  $ 2,710

    Net earnings
    (loss)
    per share    $  0.52  $  0.44  $ (0.34) $  (3.12) $  0.03  $  0.21  $  0.19  $  0.67


Note 9
Commitments And Contingencies:

               The Company has non-cancelable operating leases for office space and certain equipment through 2004. Future minimum lease commitments required under these leases are as follows:

                   1996                          $2,635,800
                   1997                           2,177,000
                   1998                           1,784,800
                   1999                           1,733,800
                   2000                           1,492,000
                   Thereafter                     3,631,400
                   TOTAL                        $13,454,800

               Rent expense under all leases in 1995, 1994 and 1993 was $2,777,000, $2,578,000 and $2,333,000, respectively.

               There are various claims pending involving the Company and its subsidiaries with respect to environmental, hazardous substance and other matters arising out of the routine conduct of the business. Such claims either have not been reduced to litigation or if suit has been filed are in the discovery stage. Therefore the total liability on pending claims at December 31, 1995, if any, cannot be determined.

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

               In 1989 the Company reached an agreement with Elkem Technology to construct a High Temperature Metals Recovery
(HTMR) System at the Alton Plant intended to treat newly generated dust as well as the existing storage pile, and reclaim zinc in the process. Management's studies at the time indicated that the amount of zinc recoveries from the process would substantially reduce or even offset the facility's cost of operations. The total cost of this project was estimated at $25,000,000; however, the final capital cost was to be based on performance tests prior to the Company's assuming control of the operation.

               In the second quarter of 1993 the Company was advised by Elkem Technology that the HTMR System would not be able to meet its original goals, including the recovery of prime western grade zinc, which is an essential criterion under the contract, and accordingly commissioning of the facility would cease. On May 17, 1993, the Company and Elkem Technology negotiated a settlement of the original contract, under which Elkem refunded $13,600,000 to the Company and relinquished control of and legal title to the HTMR System. A portion of the funds received from Elkem together with additional Company funds was used to modify the HTMR System in order to treat current generation of dust economically, and in accordance with EPA standards. The remaining refund from Elkem of $8,070,000 was applied as a prepayment of a portion of the outstanding Solid Waste Disposal Revenue Bonds in 1994. The Company's investment in the HTMR System at December 31, 1995 is approximately $16,700,000.

               The Company's prior closure plan, approved by the Illinois Environmental Protection Agency (IEPA), is based upon utilization of the HTMR System to process existing electric furnace dust piles. However, because the HTMR System did not meet its original goal and is being modified to treat only current generation of dust, the Company developed a modified closure plan which has been approved in principal by the IEPA. This plan provides for the closure of existing electric furnace dust piles in place. Based on estimates provided by an independent consultant it appears that the cost of this plan will approximate the $3,716,000 amount included in non-current liabilities at December 31, 1995 for the disposal of the existing EAF dust.

INDEPENDENT AUDITORS' REPORT


To The Board Of Directors
And Stockholders Of
Laclede Steel Company:

     We have audited the accompanying consolidated balance sheets of Laclede Steel Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations and retained earnings and of cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Laclede Steel Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.
     As discussed in Note 5 to the Consolidated Financial Statements, effective January 1, 1993, the Company changed its method of accounting for postretirement medical benefits to conform with Statement of Financial Accounting Standards No. 106.



Deloitte & Touche LLP
January 26, 1996
St. Louis, Missouri

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

      3/20/96                           /s/ John B. Mckinney
           Date                              John B. McKinney
                                               President
                                     Principal Executive Officer
                                               Director


      3/20/96                           /s/ Michael H. Lane
           Date                              Michael H. Lane
                                       Vice President-Finance
                                       Treasurer and Secretary
                                      (Principal Financial and
                                         Accounting Officer)

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates includes.


        3/21/96                       /s/ Donald F. Gunning
           Date                              Donald F. Gunning
                                               Director

        3/21/96                       /s/ A. William Hager
           Date                              A. William Hager
                                               Director


           Date                            E. Lawrence Keyes, Jr.
                                               Director

         3/25/96                      /s/ Robert H. Quenon
           Date                              Robert H. Quenon
                                                Director

         3/21/96                      /s/ Lawrence K. Roos
           Date                              Lawrence K. Roos
                                               Director


           Date                            Edwin J. Spiegel, Jr.
                                               Director


           Date                            Lester Varn, Jr.
                                                Director

         3/21/96                      /s/ George H. Walker III
           Date                            George H. Walker III
                                                Director