Form 10-Q
period 1996-03-31
LACLEDE STEEL CO /DE/
filed 1996-05-15
CIK 57187

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

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

    Yes   X      No

     As of April 30, 1996 there were 4,056,140 shares of $13.33 par value common stock outstanding.
        LACLEDE STEEL COMPANY
            AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
          AND RETAINED EARNINGS
  (In Thousands Except Per Share Data)


                                         First Quarter Ended
                                         March 31,
                                         1996     1995

Net sales                                  80,975   87,327

Costs and expenses:
     Cost of products sold                 76,058   76,115
     Selling, general and administrative    3,452    3,629
     Depreciation                           1,991    1,916
     Interest expense, net                  2,765    2,177
          Total costs and expenses         84,266   83,837

Earnings (loss) before income taxes        (3,291)   3,490

Provision (credit) for income taxes        (1,260)   1,396

Net earnings (loss)                        (2,031)   2,094

Retained earnings (deficit) at beginning   (2,315)   7,822

Retained earnings (deficit) at end of per  (4,346)   9,916

Net earnings (loss) per share               (0.50)    0.52













                  - 1 -
                   LACLEDE STEEL COMPANY
                     AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                          ASSETS
                      (In Thousands)


                                                          Mar. 31,   Dec. 31,
                                                          1996       1995

Current Assets:
    Cash and cash equivalents                                 151        161
    Accounts receivable, less allowances                   41,861     37,287
    Prepaid expenses                                          327        744
    Income taxes recoverable                                   --      1,479
    Inventories:
        Finished                                           56,938     56,377
        Semi-finished                                      32,303     28,683
        Raw materials                                       9,345      8,415
        Supplies                                           13,673     13,807
        Total inventories                                 112,259    107,282

            Total Current Assets                          154,598    146,953




Non-Current Assets:
    Intangible pension asset                               16,909     17,409
    Other intangible assets                                 2,371      2,407
    Bond funds in trust                                     2,385      2,385
    Prepaid pension contributions                           8,095      6,586
    Deferred income taxes                                  45,243     44,062
    Other                                                   3,808      3,785
            Total Non-Current Assets                       78,811     76,634


Plant and Equipment, at cost                              247,234    243,573
    Less - accumulated depreciation                       119,239    117,382
            Net Plant and Equipment                       127,995    126,191


Total Assets                                              361,404    349,778


                          - 2 -

           LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          Mar. 31,   Dec. 31,
                                                          1996       1995

Current Liabilities:
    Accounts payable                                       39,283     31,617
    Accrued compensation                                    6,924      7,667
    Current portion of long-term debt                       2,459      2,459
    Accrued costs of pension plans                         15,449     15,449
    Other                                                   2,413      2,002
            Total Current Liabilities                      66,528     59,194


Non-Current Liabilities:
    Accrued costs of pension plans                         67,038     67,123
    Accrued postretirement medical benefits                81,556     81,431
    Other                                                   6,610      6,721
            Total Non-Current Liabilities                 155,204    155,275


Long-Term Debt:
    Bank revolving credit                                  91,293     84,541
    Bank term loan                                          6,422      6,780
    Revenue bonds                                          25,470     25,470
    Other                                                   2,000      2,000
            Total Long-Term Debt                          125,185    118,791


Stockholders' Equity:
    Preferred stock, without par value, authorized
      2,000,000 shares with none issued                        --         --
    Common stock, $13.33 par value, authorized
      5,000,000 shares with 4,056,140 shares issued        54,081     54,081
    Capital in excess of par value                            247        247
    Retained earnings (deficit)                            (4,346)    (2,315)
    Minimum pension liability adjustment                  (35,495)   (35,495)
            Total Stockholders' Equity                     14,487     16,518


Total Liabilities and Stockholders' Equity                361,404    349,778


                          - 3 -

LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

                                                 Three Months Ended
                                                 March 31,
                                                 1996       1995

Cash flows from operating activities:
 Net earnings (loss)                              (2,031)     2,094
 Adjustments to reconcile net earnings (loss) to
    net cash used in operating activities:
      Depreciation                                 1,991      1,916
      Change in deferred income taxes             (1,181)       825
      Accrued pension cost                         2,655      1,949
      Pension cash funding                        (3,749)    (2,701)
      Undistributed minority interest                 19         --
 Changes in assets and liabilities that
    provided (used) cash:
       Accounts receivable                        (4,574)       305
       Inventories                                (4,977)    (6,158)
       Accounts payable and accrued expenses       9,100     (5,541)
       Accrued postretirement medical benefits       125       (103)
       Other assets and liabilities                   13        199
  Net cash used in operating activities           (2,609)    (7,215)


Cash flows used in investing activities:
  Capital expenditures                            (3,795)    (2,391)

Cash flows from financing activities:
  Net borrowings under revolving credit            6,752     10,124
  Payments on long-term debt                        (358)      (403)
  Payment of financing costs                          --       (115)
  Net cash provided by financing activities        6,394      9,606

Cash and cash equivalents:
  Net increase (decrease) during the period          (10)        --
  At beginning of year                               161        159
  At end of period                                   151        159


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


NOTE 3 - INCOME TAXES

  The provision for income taxes represents effective combined federal and state tax rates of 38% and 40% for the three months ended March 31, 1996 and 1995, respectively.









The financial results for 1996 are subject to annual audit.




                              - 5 -
ITEM 2.  MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Liquidity and Capital Resources
  In the first quarter of 1996 operating activities used $2.6 million in cash. Capital expenditures were $3.8 million, and contributions to Company pension plans totaled $3.7 million. Increases in accounts receivable and inventory during the period, which totaled $9.6 million, were largely offset by increases in accounts payable and accrued expenses. Net working capital increased slightly in the quarter to $88.1 million, and the ratio of current assets to current liabilities was 2.3 to 1.0 at March 31, 1996.

  At March 31, 1996, $91.3 million in borrowings were outstanding under the Company's Revolving Credit Facility. Approximately $3.4 million was available under this Agreement at March 31, 1996, after deducting $2.7 million in outstanding letters of credit.

  The Company is negotiating with its principal lenders an extension of $5.0 million in availability under its Revolving Credit Facility due to expire by September 30, 1996, and a modification to certain financial covenants in its Loan and Security Agreement relating to operating losses and net worth.

  During the last nine months of 1996 the Company anticipates capital expenditures of $6.2 million, and contributions to pension plans of $12.2 million. Based on current projections, normal operating activities will not generate sufficient cash flow to finance these expenditures. Therefore, the Company expects to supplement funds available under the Loan and Security Agreement with certain equipment financing arrangements, and to significantly improve cash flow from operating activities through reductions in inventory over the balance of the year.

  If modifications to the Loan and Security Agreement mentioned above are agreed to by the Lenders, Management projections indicate that internally generated funds, including the effect of inventory reductions, together with planned financing arrangements should be adequate to finance planned capital expenditures and maintain liquidity. Actual results can differ materially from projections, depending upon levels of demand, sales prices and levels of productivity.



                       Results of Operations
  Net sales decreased by $6.4 million or 7.3% in the first quarter of 1996 compared to the first quarter of 1995, reflecting a 13% decrease in the average selling price for steel products. Total steel shipments increased 4% and shipments of Laclede Chain
Manufacturing Co. increased 25%.

  Cost of products sold did not increase in the 1996 quarter, despite higher steel and chain shipments, primarily as a result of changes in product mix. Sales of lower cost semi-finished steel, which were relatively minor in the first quarter of 1995, represented about 14% of 1996 steel shipments.

                               - 6 -
  The increase in interest expense in the first quarter of 1996 is the result of an increase in bank borrowings and an increase in the average interest rate of 60 basis points.


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

  (4)(e) Fourth Amendment dated December 7, 1995 to Registrant's Loan and Security Agreement. (Incorporated by reference to Exhibit (4)(e) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  (4)(f) Fifth Amendment dated January 26, 1996 to Registrant's Loan and Security Agreement. (Incorporated by reference to Exhibit (4)(f) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)


          Instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon its request.

          (b)  Reports on Form 8-K.

          No reports on Form 8-K have been filed during the quarter.
                               - 7 -
      SIGNATURES



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


Date:         May 15, 1996