Form 10-Q
period 1996-06-30
LACLEDE STEEL CO /DE/
filed 1996-08-14
CIK 57187

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

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

    Yes   X      No

     As of July 31, 1996 there were 4,056,140 shares of $13.33 par value common stock outstanding.



          LACLEDE STEEL COMPANY
            AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
          AND RETAINED EARNINGS
  (In Thousands Except Per Share Data)


                                         Second Quarter EndeYear to Date
                                         June 30,           June 30,
                                         1996     1995      1996     1995

Net sales                                  86,436   80,858   167,411  168,185

Costs and expenses:
     Cost of products sold                 83,245   70,809   159,303  146,924
     Selling, general and administrative    3,428    3,502     6,880    7,131
     Depreciation                           1,915    2,087     3,906    4,003
     Interest expense, net                  2,831    2,524     5,596    4,701
     Gain on sale of subsidiary stock          --     (728)       --     (728)
          Total costs and expenses         91,419   78,194   175,685  162,031

Earnings (loss) before income taxes        (4,983)   2,664    (8,274)   6,154

Provision (credit) for income taxes        (1,938)     882    (3,198)   2,278

Net earnings (loss)                        (3,045)   1,782    (5,076)   3,876

Retained earnings (deficit) at beginning   (4,346)   9,916    (2,315)   7,822

Retained earnings (deficit) at end of per  (7,391)  11,698    (7,391)  11,698

Net earnings (loss) per share               (0.75)    0.44     (1.25)    0.96

                  LACLEDE STEEL COMPANY
                     AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                          ASSETS
                      (In Thousands)


                                                          Jun. 30,   Dec. 31,
                                                          1996       1995

Current Assets:
    Cash and cash equivalents                                 143        161
    Accounts receivable, less allowances                   42,760     37,287
    Prepaid expenses                                          342        744
    Income taxes recoverable                                   --      1,479
    Inventories:
        Finished                                           54,845     56,377
        Semi-finished                                      22,504     28,683
        Raw materials                                       9,956      8,415
        Supplies                                           14,635     13,807
        Total inventories                                 101,940    107,282

            Total Current Assets                          145,185    146,953




Non-Current Assets:
    Intangible pension asset                               16,409     17,409
    Other intangible assets                                 2,335      2,407
    Bond funds in trust                                     2,385      2,385
    Prepaid pension contributions                           7,735      6,586
    Deferred income taxes                                  47,295     44,062
    Notes receivable                                        3,600         --
    Other                                                   3,722      3,785
            Total Non-Current Assets                       83,481     76,634




Plant and Equipment, at cost                              243,825    243,573
    Less - accumulated depreciation                       120,947    117,382
            Net Plant and Equipment                       122,878    126,191





Total Assets                                              351,544    349,778

           LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          Jun. 30,   Dec. 31,
                                                          1996       1995

Current Liabilities:
    Accounts payable                                       39,577     31,617
    Accrued compensation                                    6,948      7,667
    Current portion of long-term debt                       2,459      2,459
    Accrued costs of pension plans                         15,449     15,449
    Other                                                   2,814      2,002
            Total Current Liabilities                      67,247     59,194


Non-Current Liabilities:
    Accrued costs of pension plans                         66,100     67,123
    Accrued postretirement medical benefits                81,681     81,431
    Other                                                   6,409      6,721
            Total Non-Current Liabilities                 154,190    155,275


Long-Term Debt:
    Bank revolving credit                                  85,131     84,541
    Bank term loan                                          6,064      6,780
    Revenue bonds                                          25,470     25,470
    Other                                                   2,000      2,000
            Total Long-Term Debt                          118,665    118,791


Stockholders' Equity:
    Preferred stock, without par value, authorized
      2,000,000 shares with none issued                        --         --
    Common stock, $13.33 par value, authorized
      5,000,000 shares with 4,056,140 shares issued        54,081     54,081
    Capital in excess of par value                            247        247
    Retained earnings (deficit)                            (7,391)    (2,315)
    Minimum pension liability adjustment                  (35,495)   (35,495)
            Total Stockholders' Equity                     11,442     16,518



Total Liabilities and Stockholders' Equity                351,544    349,778

LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

                                                 Six Months Ended
                                                 June 30,
                                                 1996       1995

Cash flows from operating activities:
 Net earnings (loss)                              (5,076)     3,876
 Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities:
      Depreciation                                 3,906      4,003
      Gain on sale of subsidiary stock                --       (728)
      Change in deferred income taxes             (3,233)     1,093
 Changes in assets and liabilities that
    provided (used) cash:
       Accounts receivable                        (5,473)     5,432
       Inventories                                 5,342    (12,899)
       Accounts payable and accrued expenses       9,596     (5,452)
       Pension cost less than funding             (1,172)    (1,372)
       Accrued postretirement medical benefits       250        109
       Other assets and liabilities                  151        444
  Net cash provided by (used in) operating activi  4,291     (5,494)

Cash flows used in investing activities:
  Capital expenditures                            (8,183)    (5,290)
  Proceeds from sale of equipment                  4,000         --
  Net cash used in investing activities           (4,183)    (5,290)

Cash flows from financing activities:
  Net borrowings under revolving credit              590      8,722
  Payments on long-term debt                        (716)      (761)
  Proceeds from long term debt                        --      2,000
  Proceeds from sale of subsidiary stock              --      1,000
  Payment of financing costs                          --       (177)
  Net cash provided by (used in) financing activi   (126)    10,784

Cash and cash equivalents:
  Net increase (decrease) during the period          (18)        --
  At beginning of year                               161        159
  At end of period                                   143        159






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


NOTE 2 - SALE OF STOCK OF SUBSIDIARY

  In the second quarter of 1995 the Company completed the sale of approximately 3% of the common stock of its subsidiary, Laclede Mid America Inc. Accordingly a non-taxable gain of $728,000 was recognized, which represents the excess of the sales price over the net book value of the stock sold.


NOTE 3 - EARNINGS PER SHARE

  Earnings per share amounts have been calculated based on weighted average shares outstanding of 4,056,140.


NOTE 4 - INCOME TAXES

  The provision for income taxes represents an effective combined federal and state tax rate of 39% for the six months ended June 30, 1996 and 37% for the six months ended June 30, 1995. The lower effective rate in 1995 reflects the non-taxable gain on sale of subsidiary stock.


NOTE 5 - PREFERRED STOCK

  In July 1996 the Company issued 366,667 and 50,000 shares of Series A 6% preferred stock to Ivaco Inc. and the executive officers of the Company, respectively and received approximately $6,200,000 after expenses. In connection with the issuance of the preferred stock, the Board of Directors of the Company has recommended to the stockholders an amendment to the Company's Certificate of Incorporation which would reduce the par value of each share of common stock from $13.33 per share to $0.01 per share and increase the number of authorized common stock shares from 5,000,000 shares to 25,000,000 shares. If the stockholders approve the change in the par value of the common stock, the stockholders will also be requested to approve the recapitalization of the Company's Series A 6% preferred stock to convertible preferred stock and the issuance of up to 83,333 shares of Series A convertible preferred stock to Ivaco Inc. pursuant to Ivaco Inc's. standby commitment to purchase such shares. The preferred stock will then become convertible into common stock at the option of the holder. If the stockholders do not approve the reduction in the par value of the common stock from $13.33 per share to $0.01 per share and the increase in the number of authorized common shares from 5,000,000 shares to 25,000,000 shares, the Series A 6% preferred stock sold to Ivaco Inc. and to the executive officers will become 8% redeemable preferred stock effective January 1, 1997, and will become immediately redeemable at the option of the holder upon 30 days prior notice to the Company.

The financial results for 1996 are subject to annual audit.

         ITEM 2.   MANAGEMENT'S DISCUSSION & ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Liquidity and Capital Resources

  In the first half of 1996 operating activities provided $4.3 million in cash. Capital expenditures were $8.2 million, and contributions to Company pension plans totaled $6.6 million. Increases in accounts receivable of $5.5 million were primarily offset by decreases in inventory of $5.3 million, while accounts payable and accrued expenses increased by $9.6 million. Proceeds from a sale-leaseback transaction increased cash flow by $4.0 million in the second quarter. Net working capital decreased by $9.8 million and the ratio of current assets to current liabilities was 2.2 to 1.0 at June 30, 1996.

  At June 30, 1996, $85.1 million in borrowings were outstanding under the Company's revolving credit facility which approximates the amount available.

  In July 1996, the Company issued a total of $6.25 million in Series A Preferred Stock to its largest stockholder, Ivaco Inc., and to executive officers of the Company. The Company also plans to pursue a Rights Offering to existing holders of its common stock. Under terms of this offering stockholders will have the right to purchase up to $9.7 million of 6% preferred stock, which will be convertible to common stock at a discount of 20% from the average closing price of the common stock for the ten day period preceding stockholder approval of the transaction. This offering is in addition to the $6.2 million private placement of preferred stock referred to above. The Rights Offering is subject to review by the Securities and Exchange Commission and a favorable vote by at least two thirds of common stockholders, which is required to make necessary changes to the capital structure of the Company. The stockholders' meeting to vote on this proposal will be scheduled after review of the Company's proxy statement by the Securities and Exchange Commission. The Rights Offering will be made only by means of a prospectus.

  The Company has amended its Loan and Security Agreement effective June 30, 1996 modifying financial covenants relating to operating losses and net worth. In the event further amendment to financial covenants is necessary because operating losses exceed the limits of the amended covenants, there can be no assurance that the Company will be able to obtain such amendment.

  Although the total revolving credit facility under the Loan and Security Agreement was not affected by the June 30 Amendment, amounts available based on Company inventory levels were reduced by $2.5 million, effective June 30, 1996, and will be reduced by an additional $4.5 million by December 31, 1996. The Company believes that planned inventory reductions will equal or exceed the reduction in revolving credit availability and, thus, this change in the terms of the Loan and Security Agreement should not affect current availability. Maximum availability under the Loan and Security Agreement in the fourth quarter of 1996, however, is estimated to be approximately $85 million. During the last six months of 1996 the Company anticipates capital expenditures of approximately $2.5 million, and contributions to pension plans of $9.4 million. Based on current sales prices, announced price increases and currently anticipated productivity improvements, normal operating activities will generate sufficient cash flow to finance these expenditures. Without the purchase by existing stockholders of a significant portion of the Rights
Offering, however, the Company may be required to extend payment terms for certain suppliers, obtain additional financing or consider the sale of certain assets.


                      Results of Operations

  Net sales decreased by $.8 million or .4% in the first half of 1996 compared to the first half of 1995, reflecting a 13.6% decrease in average selling prices for steel products, offset by a 13.8% increase in steel shipments. Cost of products sold increased by $12.4 million or 8.4% in the first half of 1996 compared to the first half of 1995. The increase in cost of products sold reflects the increase in steel shipments. The overall decline in selling prices resulted in a significant reduction in product margins and was the most significant reason for first half operating losses.

  Second quarter 1996 net sales increased by $5.6 million, or 6.9% over the second quarter of 1995, reflecting a 24% increase in steel shipments, partially offset by a decrease in average selling prices of approximately 14%. Both the higher shipping volume and lower average price reflect an increase in shipments of semi-finished steel, sold at lower prices than the Company's finished products.

   Cost of products sold in the second quarter of 1996 increased by $12.4 million or 17.5% over the comparable period of 1995. The increase in cost of products sold was proportionately less than the increase in shipments because of the change in product mix referred to above. In general the Company incurred higher production and maintenance costs per ton for its finished products in the second quarter of 1996.

  The increase in interest expense in the first half of 1996 is primarily the result of an increase in bank borrowings and an increase in the average interest rate of approximately 55 basis points.

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

  (4)(g)  Sixth Amendment dated June 26, 1996 to the Company's
          Loan and Security Agreement.

  (4)(h)  Seventh Amendment dated July 30, 1996 to the Company's
          Loan and Security Agreement.

  (4)(i)  Certificate of Designation of Series A Preferred Stock.

  (10)(a) Stock Purchase Agreement dated July 30, 1996 between
          Ivaco Inc. and Laclede Steel Company.

  (10)(b) Management Stock Purchase Agreements dated July 30, 1996 between Laclede Steel Company and John B. McKinney, Michael H. Lane, J. William Hebenstreit, Larry J. Schnurbusch and H. Bruce Nethington.

  (10)(c) Restated Employment Agreements dated as of July 30, 1996, between Laclede Steel Company and John B. McKinney, Michael H. Lane, J. William Hebenstreit, Larry J. Schnurbusch and H. Bruce Nethington.

  (10)(d) Registration Rights Agreement dated July 30, 1996 between Laclede Steel Company and Ivaco, Inc., John B.
          McKinney, Michael H. Lane, J. William Hebenstreit,
          Larry J. Schnurbusch and H. Bruce Nethington.

  (10)(e) Amendments to the Key Employee Retirement Plan dated
          July 30, 1996.

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




                      LACLEDE STEEL COMPANY
                           (Registrant)




                     /s/ Michael H. Lane
                         Michael H. Lane
                     Vice President - Finance
                     Treasurer and Secretary

                   Duly Authorized Officer and
                   Principal Financial Officer






Date:       August 14, 1996

                         AMENDMENT NO. 6
                                TO
                   LOAN AND SECURITY AGREEMENT


     This Amendment No. 6 to Loan and Security Agreement dated as of June 26, 1996 (the "Amendment"), is entered into among BANKAMERICA BUSINESS CREDIT, INC., a Delaware corporation ("BABC"), THE BANK OF NEW YORK COMMERCIAL CORPORATION, a New York corporation ("BNYCC"), THE BOATMEN'S NATIONAL BANK OF ST. LOUIS, a national banking association ("Boatmen's") (BABC, BNYCC and Boatmen's and their respective successors and assigns being sometime hereinafter referred to collectively as the "Lenders" and each of BABC, BNYCC and Boatmen's and its successors and assigns being sometimes hereinafter referred to individually as a "Lender"), BANKAMERICA BUSINESS CREDIT, INC., a Delaware corporation, as agent for the Lenders (in such capacity as agent, the "Agent"), LACLEDE STEEL COMPANY, a Delaware corporation (the "Parent"), and LACLEDE CHAIN MANUFACTURING COMPANY, a Delaware corporation ("Laclede Chain"), and LACLEDE MID AMERICA INC., an Indiana corporation ("Laclede Mid America") (the Parent, Laclede Chain and Laclede Mid America being sometimes referred to collectively as the "Borrowers" and each of the Parent, Laclede Chain and Laclede Mid America being sometimes hereinafter referred to individually as a "Borrower").

                      W I T N E S S E T H :

     WHEREAS, the Borrowers, the Lenders and the Agent are parties to a certain Loan and Security Agreement, dated as of September 7, 1994 (the "Loan Agreement"); and

     WHEREAS, the Loan Agreement was amended by Amendment No. 1 to Loan and Security Agreement dated as of February 15, 1995, Amendment No. 2 to Loan and Security Agreement dated as of April 30, 1995, Amendment No. 3 to Loan and Security Agreement dated as of June 1, 1995, Amendment No. 4 to Loan and Security Agreement dated as of December 7, 1995, and Amendment No. 5 to Loan and Security Agreement dated as of January 26, 1996 (the Loan Agreement, as amended, supplemented, and modified to the date hereof being hereinafter referred to as the "Amended Loan Agreement"). Capitalized terms used herein but not defined herein shall have the meanings provided in the Amended Loan Agreement; and

     WHEREAS, the Borrower, the Lender and the Agent have agreed to further amend the Amended Loan Agreement on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the premises set forth above, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrower, the Lenders and the Agent hereby agree as follows:

     Section 1.     Amendment of Amended Loan Agreement.
Effective this date, subject to the fulfillment of the conditions precedent set forth in Section 2 below, the Amended Loan
Agreement is hereby further amended as follows:

     (a)  The definition of "Restricted Investment" contained in
Section 1.1 is hereby amended by the addition of the following clause at the end of that definition:

     "and (m) a promissory note received by the Parent as partial consideration for the sale by the Parent to SSC of the SSC
  Equipment, incident to consummation of the SSC Transaction."

     (b) Section 1.1 is hereby amended by the addition of three new definitions which shall read in their entirety as follows:

     "SSC" means SSC, LLP, a Missouri limited liability partnership.

     "SSC Equipment" means the ladle metallurgy facility purchased by the Parent from EMC International, Inc., together with ancillary equipment, which the Parent is (or will be) conveying to SSC incident to consummation of the SSC
  Transaction.

     "SSC Transaction" means the sale-leaseback transaction pursuant to which the Parent is (or will be) conveying the SSC Equipment to SSC and simultaneously leasing it back for a term of five (5) years, subject to the terms and conditions of that certain Operating Lease dated as of June 26, 1996, between and among the Parent, SSC, and to the limited extent provided therein, Energy Capital Partners Limited Partnership, a Delaware limited partnership.

     (c) Section 8.9(a) is hereby amended by the addition of the following clause at the end of that paragraph:

     ", and (viii) for a sale by the Parent to SSC of the SSC
  Equipment, incident to consummation of the SSC Transaction."

     (d) Section 8.20 is hereby amended and restated to read in its entirety as follows:

     "8.20 Sale and Leaseback Transactions. Except with respect to (i) Fixed Assets which do not consist of Collateral, and
  (ii) a sale by the Parent to SSC of the SSC Equipment, incident to consummation of the SSC Transaction, neither the Parent nor any of its Subsidiaries shall, directly or indirectly, enter into any arrangement with any Person providing for the Parent or such Subsidiary to lease or rent property that the Parent or such Subsidiary has sold or will sell or otherwise transfer to such Person."

     (e) Section 8.23 is hereby amended and restated to read in its entirety as follows:

     "8.23 Operating Lease Obligations. Except incident to consummation of the SSC Transaction, neither the Parent nor any of its Subsidiaries shall enter into any lease of real or personal property as lessee or sublessee (other than a Capital Lease), if, after giving effect thereto, the aggregate amount of Rentals (as hereinafter defined) payable by the Parent and its Subsidiaries on a consolidated basis in any Fiscal year in respect of such lease and all such leases would exceed $4,000,000 (such amount being referred to herein as "Permitted Rentals"). The term "Rentals" means all payments due from the lessee or sublessee under a lease, including, without limitation, basic rent, percentage rent, property taxes, utility or maintenance costs, and insurance premiums."

     (f) Subsection 10.1(c)(i) is hereby amended and restated to read in its entirety as follows:

     "(i) any failure by the Borrowers to comply with the covenant contained in Section 8.24 as of the end of any fiscal quarter, the covenant contained in Section 8.25 as of the end of any calendar month, or the covenant contained in Section
  8.28 as of the end of any period indicated therein, to the extent that the Borrowers shall not obtain from the Agent and the Majority Lenders, within eighty-five (85) days following the last day of the period covered by the Financial Statement which disclosed such failure, a waiver of their right to deem such failure an Event of Default hereunder;"

     Section 2. Conditions of Amendment. This Amendment shall become effective upon the receipt by the Agent of the following:

     (a) Six counterparts of this Amendment, executed by each Borrower and each Lender;

     (b) Cash proceeds of the sale of the SSC Equipment in an amount not less than $4,000,000, with instructions to apply such proceeds as a prepayment of the Revolving Loans; and

     (c)  A pledge of the promissory note referred to in clause
(m) of Section 1.1 hereof together with an assignment of the Security Agreement which secures repayment of such note.

     Section 3. Representations and Warranties. Each Borrower hereby represents and warrants that (a) this Amendment constitutes a legal, valid and binding obligation of such Borrower, enforceable against such Borrower in accordance with its terms, (b) the representations and warranties contained in the Amended Loan Agreement are correct in all material respects as though made on and as of the date of this Amendment, and (c) no Event of Default has occurred and is continuing.

     Section 4.     Reference to and Effect on the Amended Loan
Agreement.

     (a) Upon the effectiveness of this Agreement, each reference in the Amended Loan Agreement to "this Agreement," "hereunder," "hereof," "herein," or words of like import shall mean and be a reference to the Amended Loan Agreement, as amended hereby, and each reference to the Amended Loan Agreement in any other document, instrument or agreement executed and/or delivered in connection with the Amended Loan Agreement shall mean and be a reference to the Amended Loan Agreement, as amended hereby.

     (b) Except as specifically amended above, the Amended Loan Agreement and all other documents, instruments, and agreements executed and/or delivered in connection therewith shall remain in full force and effect and are hereby ratified and confirmed.

     (c) The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power, or remedy of the Agent or the Lenders under the Amended Loan Agreement, nor constitute a waiver of any provision of the Amended Loan Agreement, except as specifically set forth herein.

     Section 5. Execution of Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

     Section 6.     Governing Law.  This Amendment shall be
governed by and construed in accordance with the internal laws
(as opposed to the conflicts of laws provisions) of the State of Illinois.

     Section 7. Legal Fees. Borrower agrees to pay to the Agent, for its benefit, on demand, all costs and expenses that the Agent pays or incurs in connection with the negotiation, preparation, consummation, administration, enforcement, and termination of this Amendment, including, without limitation, the allocated costs of Agent's in-house counsel fees.

     Section 8. Section Titles. The section titles contained in this Amendment are and shall be without substance, meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered as of June __, 1996.

                    LACLEDE STEEL COMPANY

                    By:_____________________________________
                          Michael H. Lane, Vice President

                    LACLEDE CHAIN MANUFACTURING COMPANY

                    By:_____________________________________
                          Michael H. Lane, Vice President


                    LACLEDE MID AMERICA INC.

                    By:_____________________________________
                          Michael H. Lane, Vice President


                    BANKAMERICA BUSINESS CREDIT, INC.,
                    as the Agent

                    By:_____________________________________
                          Steven W. Sharp, Vice President


                    BANKAMERICA BUSINESS CREDIT, INC.,
                    as a Lender

                    By:_____________________________________
                          Steven W. Sharp, Vice President


                    THE BANK OF NEW YORK COMMERCIAL
                    CORPORATION, as a Lender

                    By:_____________________________________
                       Robert V. Love
                       Assistant Vice President
                    THE BOATMEN'S NATIONAL BANK OF
                    ST. LOUIS, as a Lender

                    By:_____________________________________
                       Debra Jansma, Vice President
                         AMENDMENT NO. 7
                                TO
                   LOAN AND SECURITY AGREEMENT
                  DATED AS OF SEPTEMBER 7, 1994

     THIS AMENDMENT NO. 7 dated as of July 30, 1996 (this "Amendment") is entered into among BANKAMERICA BUSINESS CREDIT, INC., a Delaware corporation ("BABC"), THE BANK OF NEW YORK COMMERCIAL CORPORATION, a New York corporation ("BNYCC"), THE BOATMEN'S NATIONAL BANK OF ST. LOUIS, a national banking association ("Boatmen's") (BABC, BNYCC and Boatmen's and their respective successors and assigns being sometimes hereinafter referred to collectively as the "Lenders" and each of BABC, BNYCC and Boatmen's and its successors and assigns being sometimes hereinafter referred to individually as a "Lender"), BANKAMERICA BUSINESS CREDIT, INC., a Delaware corporation, as agent for the Lenders (in such capacity as agent, the "Agent"), LACLEDE STEEL COMPANY, a Delaware corporation (the "Parent"), LACLEDE CHAIN MANUFACTURING COMPANY, a Delaware corporation ("Laclede Chain"), and LACLEDE MID AMERICA INC., an Indiana corporation ("Laclede Mid America") (the Parent, Laclede Chain and Laclede Mid America being sometimes hereinafter referred to collectively as the "Borrowers" and each of the Parent, Laclede Chain and Laclede Mid America being sometimes hereinafter referred to individually as a "Borrower").

                       W I T N E S S E T H:

     WHEREAS, the Borrowers, the Lenders and the Agent are parties to a certain Loan and Security Agreement dated as of September 7, 1994 (the "Loan Agreement"); and

     WHEREAS, the Loan Agreement was amended by (a) Amendment No. 1 dated as of February 15, 1995, (b) Amendment No. 2 dated as of May 10, 1995, (c) Amendment No. 3 dated as of June 1, 1995, (d) Amendment No. 4 dated as of December 7, 1995, (e) Amendment No. 5 dated as of January 26, 1996, and (f) Amendment No. 6 dated as of June 26, 1996 (the Loan Agreement, as so amended, being hereinafter referred to as the "Amended Loan Agreement," capitalized terms used herein without definition having the meanings given such terms in the Amended Loan Agreement); and

     WHEREAS, the Borrowers, the Lenders and the Agent have agreed to amend the Amended Loan Agreement on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the premises set forth above, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Borrowers, the Lenders and the Agent hereby agree as follows:

     Section 1.  Amendment of the Amended Loan Agreement.
Effective as of June 30, 1996, subject to the fulfillment of the conditions precedent set forth in Section 2 below, the Amended
Loan Agreement is amended as follows:

     (a) Section 1.1 is amended to add the following definitions in alphabetical order:
          "Convertible Preferred Stock" means the Parent's six percent (6.0%) convertible preferred capital stock, no par value per share, to be issued in connection with the Recapitalization, a portion of which would be exchanged for the Redeemable Preferred Stock.

          "Recapitalization" means a transaction pursuant to which the Parent would (a) reduce the par value of the Parent's common stock to $0.01 per share and authorize 20,000,000 additional shares of common stock, (b) issue the Convertible Preferred Stock, (c) exchange the Redeemable Preferred Stock for a portion of the Convertible Preferred Stock, and (d) receive equity contributions from the sale of additional Convertible Preferred Stock, the sum of which, when aggregated with the sum of the equity contributions received from the sale of the Redeemable Preferred Stock, would be at least $7,500,000; each of the foregoing transactions to be in accordance with all applicable laws and pursuant to agreements, instruments and documents of which copies shall have been delivered to the Agent and each Lender and which shall be acceptable in form and substance to the Agent and each Lender

          "Redeemable Preferred Stock" means the Parent's six percent (6.0%) redeemable preferred capital stock, no par value per share, 416,667 shares of which were issued on __________, 1996.

     (b)  The definition of "Eligible Inventory" contained in
Section 1.1 is amended to delete the date of "September 30, 1996" contained therein and to substitute "the earlier of (1) the date on which the Recapitalization shall be consummated, and (2) December 31, 1996" therefor.

     (c) The proviso contained in Subsection (1)(a)(ii) of the definition of "Individual Maximum Revolver Amount" is amended and restated as follows:

     provided, however, that (1) at no time shall the sum of the outstanding Revolving Loans to the Parent based upon the value of Eligible Inventory exceed the following amounts during the periods indicated:

          Amount                   Period

        $71,500,000           prior to 3/31/96

        $67,500,000       3/31/96 to and including  6/29/96

        $62,500,000       6/30/96 to and including  7/30/96

        $61,750,000       7/31/96 to and including  8/30/96

        $61,000,000       8/31/96 to and including  9/29/96

        $60,250,000       9/30/96 to and including 10/30/96

        $59,500,000      10/31/96 to and including 11/29/96

        $58,750,000      11/30/96 to and including 12/30/96

        $58,000,000      12/31/96 to and including  1/30/97

        $57,250,000       1/31/97 to and including  2/27/97

        $56,500,000       2/28/97 to and including  3/30/97

        $55,750,000       3/31/97 to and including  4/29/97

        $55,000,000       4/30/97 to and including  5/30/97

        $54,250,000       5/31/97 to and including  6/29/97

        $53,500,000       6/30/97 to and including  7/30/97

        $52,750,000       7/31/97 to and including  8/30/97

        $52,500,000       8/31/97 and thereafter;

     and (2) at no time shall the sum of the outstanding
     Revolving Loans to the Parent based upon the value of Spare
     Parts and Packing Inventory exceed the following amounts during the periods indicated:

          Amount                   Period

        $ 5,000,000           prior to 6/30/96

        $ 4,000,000       6/30/96 to and including 7/31/96

        $ 3,900,000             August 1996

        $ 3,800,000             September 1996

        $ 3,700,000             October 1996

        $ 3,600,000             November 1996

        $ 3,000,000             December 1996

        $         0             thereafter;

     provided, that notwithstanding the foregoing sentence, from and after the date on which the Recapitalization shall be consummated, there shall be no outstanding Revolving Loans to the Parent based upon the value of Spare Parts and Packing Inventory.

     (d) The proviso contained in Subsection (a)(ii) of the definition of "Maximum Revolver Amount" is amended and restated as follows:
     provided, (1) at no time shall the sum of the outstanding Revolving Loans based upon the value of Eligible Inventory exceed the following amounts during the periods indicated:


          Amount                   Period

        $71,500,000           prior to 3/31/96

        $67,500,000       3/31/96 to and including 6/29/96

        $62,500,000       6/30/96 to and including 7/30/96

        $61,750,000       7/31/96 to and including 8/30/96

        $61,000,000       8/31/96 to and including 9/29/96

        $60,250,000       9/30/96 to and including 10/30/96

        $59,500,000      10/31/96 to and including 11/29/96

        $58,750,000      11/30/96 to and including 12/30/96

        $58,000,000      12/31/96 to and including 1/30/97

        $57,250,000       1/31/97 to and including 2/27/97

        $56,500,000       2/28/97 to and including 3/30/97

        $55,750,000       3/31/97 to and including 4/29/97

        $55,000,000       4/30/97 to and including 5/30/97

        $54,250,000       5/31/97 to and including 6/29/97

        $53,500,000       6/30/97 to and including 7/30/97

        $52,750,000       7/31/97 to and including 8/30/97

        $52,500,000       8/31/97 and thereafter;

     and (2) at no time shall the sum of the outstanding
     Revolving Loans to the Parent based upon the value of Spare
     Parts and Packing Inventory exceed the following amounts during the periods indicated:

          Amount                   Period

        $ 5,000,000           prior to 6/30/96

        $ 4,000,000      6/30/96 to and including 7/31/96

        $ 3,900,000             August 1996

        $ 3,800,000             September 1996
        $ 3,700,000             October 1996

        $ 3,600,000             November 1996

        $ 3,000,000             December 1996

        $         0             thereafter;

     provided, that notwithstanding the foregoing sentence, from and after the date on which the Recapitalization shall be consummated, there shall be no outstanding Revolving Loans to the Parent based upon the value of Spare Parts and Packing Inventory."

     (e) Section 5.7 is amended to delete "twenty-fifth (25th)" appearing in clause (e) thereof and to substitute "twentieth
(20th)" therefor.

     (f)  Section 5.10(b) is amended (i) to delete "twenty-one
(21) months following the Closing Date" appearing in the first sentence thereof and to substitute "December 31, 1996" therefor, and (ii) to delete "within twenty-one (21) months following the Closing Date" appearing in the third sentence thereof and to substitute "on or before December 31, 1996" therefor.

     (g) The first sentence of Section 7.7 is amended and restated as two sentences as follows:

     Prior to the Recapitalization, the Parent's authorized capital stock consists of (a) 5,000,000 shares of common stock, par value $13.33 per share, of which 4,056,140 shares are validly issued and outstanding, fully paid and non-assessable, and (b) 2,000,000 shares of the Redeemable
     Preferred Stock, of which 416,667 shares are validly issued and outstanding, fully paid and non-assessable. From and after the Recapitalization, the Parent's authorized capital stock shall consist of (1) 25,000,000 shares of common stock, par value $0.01 per share, and (2) the shares of the Convertible Preferred Stock (i) exchanged for shares of the Redeemable Preferred Stock and (ii) purchased pursuant to the Recapitalization.

     (h) Section 8.10(a) is amended to add the following as the second and third sentences thereof:

     In addition to the foregoing, the Parent may (1) redeem the Redeemable Preferred Stock in accordance with its terms in the event that the Parent's shareholders shall not approve the Recapitalization on or prior to October 31, 1996, and
     (2) declare and pay dividends on the Redeemable Preferred Stock and Convertible Preferred Stock to the extent dividends would have been permitted to be paid under that certain Indenture of Trust dated as of October 1, 1976, between the City of Alton, Illinois, and St. Louis Union
     Trust Company, as Trustee, as in effect on July 30, 1996, with respect to the Pollution Control Bonds. Nothing contained in this Section 8.10 or elsewhere in this Agreement shall be construed to permit the redemption by the Parent of any of the Convertible Preferred Stock during the term of this Agreement.

     (i) Section 8.24 is amended to delete "0.65 to 1.00" appearing in the table contained therein and to substitute "No required ratio" therefor.

     (j)  Section 8.25 is hereby amended and restated as follows:

          8.25 Consolidated Adjusted Net Worth. The Borrowers will maintain a Consolidated Adjusted Net Worth, determined as of the last day of each fiscal quarter in each Fiscal Year, in an amount which is not less than (a) the aggregate amount of any contributions to the capital of the Parent made on the date on which Amendment No. 7 to this Agreement became effective, or thereafter, including, without limitation, proceeds received from the sale of the Redeemable Preferred Stock and Convertible Preferred Stock, plus (b) the amount indicated opposite each of the following dates, minus (c) the aggregate amount of redemptions of the Redeemable Preferred Stock made in accordance with Section 8.10(a):

     Quarter Ending Date              Amount

          12/31/95                 $32,000,000
          03/31/96                 $29,400,000
          06/30/96                 $27,400,000
          09/30/96                 $26,300,000
          12/31/96                 $27,000,000
          03/31/97                 $27,000,000
          06/30/97                 $27,000,000
          09/30/97                 $27,000,000
          12/31/97                 $27,000,000

     Beginning with the fiscal quarter ending March 31, 1998, the Borrowers will maintain a Consolidated Adjusted Net Worth, calculated as of the last day of each fiscal quarter in each Fiscal Year, of not less than the sum of (a) the aggregate amount of any contributions to the capital of the Parent made on the date on which Amendment No. 7 to this Agreement became effective, or thereafter, including, without limitation, proceeds received from the sale of the Redeemable Preferred Stock and Convertible Preferred Stock, plus (b) $27,000,000, minus (c) the aggregate amount of redemptions of the Redeemable Preferred Stock made in accordance with Section 8.10(a), plus (d) an amount (to the extent greater than zero and without deduction for any losses) equal to fifty percent (50.0%) of Consolidated Net Earnings for the Fiscal Year ending on December 31, 1997, and fifty percent (50.0%) of the Consolidated Net Earnings for each Fiscal Year thereafter.

     (k)  Section 8.28 is hereby amended and restated as follows:

          8.28 Consolidated Pretax Loss Amount. The Borrowers shall not permit the Consolidated Pretax Loss, calculated as of the last day of each period specified below, to exceed for the period indicated the amount indicated opposite such period:

          Period                      Amount

     01/01/96 - 03/31/96           ($ 4,300,000)
     01/01/96 - 06/30/96           ($ 9,000,000)
     01/01/96 - 09/30/96           ($12,000,000)
     01/01/96 - 12/31/96           ($11,500,000)

     (l) Section 10.1 is amended to (1) delete the word "or" at the end of paragraph (r) thereof, (2) delete the period at the end of paragraph (s) thereof and substitute "; or" therefor, and
(3) add the following as paragraph (t) thereof:

          (t) The proxy statement in connection with the Recapitalization shall not have been distributed to the Parent's shareholders on or prior to September 30, 1996, the Parent's shareholders shall not have approved the Recapitalization on or prior to October 31, 1996, or the Recapitalization shall not have been consummated on or prior to December 31, 1996.

     Section 2. Conditions to Amendment. This Amendment shall become effective upon the satisfaction of the following conditions precedent:

     (a) The Agent shall have received, in immediately available funds, for the ratable account of the Lenders, an accommodation fee in the amount of $150,000, which accommodation fee shall be fully earned on the date on which this Amendment shall become effective.

     (b) The Parent shall have received capital contributions in the aggregate amount of $6,250,000 in cash equivalents, consisting of the proceeds of the sale to (1) Ivaco of $5,500,000 of the Redeemable Preferred Stock, and (2) certain members of the Parent's management of $750,000 of the Redeemable Preferred Stock.

     (c) The Agent shall have received a favorable legal opinion from Bryan Cave, L.L.P., with respect to that certain Stock Purchase Agreement dated as of July 30, 1996 between Ivaco and the Parent, which opinion shall be in form and substance satisfactory to the Agent and the Lenders.

     (d) The Agent shall have received a certificate from the Parent as to the provisions relating to restrictions on Distributions contained in that certain Indenture of Trust dated as of October 1, 1976, between the City of Alton, Illinois, and St. Louis Union Trust Company, as Trustee, with respect to the Pollution Control Bonds, in effect on the date on which this Amendment shall become effective.

     (e) The Agent shall have received six counterparts of this Amendment, executed by each Borrower and each Lender, and the Agent shall have executed this Amendment.

     Section 3. Representations and Warranties. Each Borrower hereby represents and warrants that (i) this Amendment constitutes a legal, valid and binding obligation of such Borrower, enforceable against such Borrower in accordance with its terms, (ii) the representations and warranties contained in the Amended Loan Agreement are correct in all material respects as though made on and as of the date of this Amendment, and (iii) no Event of Default has occurred and is continuing.

     Section 4.  Reference to and Effect on the Amended Loan
Agreement.

     (a) Upon the effectiveness of this Amendment, each reference in the Amended Loan Agreement to "this Agreement", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Amended Loan Agreement, as amended hereby, and each reference to the Amended Loan Agreement in any other document, instrument or agreement executed and/or delivered in connection with the Amended Loan Agreement shall mean and be a reference to the Amended Loan Agreement, as amended hereby.

     (b) Except as specifically amended above, the Amended Loan Agreement and all other documents, instruments and agreements executed and/or delivered in connection therewith shall remain in full force and effect and are hereby ratified and confirmed.

     (c) The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of the Agent or the Lenders under the Amended Loan Agreement, nor constitute a waiver of any provision of the Amended Loan Agreement, except as specifically set forth herein.

     Section 5. Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

     Section 6. Governing Law. This Amendment shall be governed by and construed in accordance with the internal laws (as opposed to the conflicts of laws provisions) of the State of Illinois.

     Section 7. Legal Fees. The Borrowers agree to pay to the Agent, for its benefit, on demand, all costs and expenses that the Agent pays or incurs in connection with the negotiation, preparation, consummation, administration, enforcement and termination of this Amendment, including, without limitation, the allocated costs of the Agent's in-house counsel fees.
     Section 8. Section Titles. The section titles contained in this Amendment are and shall be without substance, meaning or content of any kind whatsoever and are not a part of the agreement between the parties hereto.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered as of July 30, 1996.


                         LACLEDE STEEL COMPANY



                              By:________________________________
                            Vice President


                         LACLEDE CHAIN MANUFACTURING COMPANY



                              By:________________________________
                            Vice President


                         LACLEDE MID AMERICA INC.



                              By:________________________________
                            Vice President


                         BANKAMERICA BUSINESS CREDIT, INC., as
                         the Agent



                              By:________________________________
                            Vice President


                         BANKAMERICA BUSINESS CREDIT, INC., as a
                         Lender



                              By:________________________________
                            Vice President


                         THE BANK OF NEW YORK COMMERCIAL
                         CORPORATION, as a Lender

                              By:________________________________
                            Vice President


                         THE BOATMEN'S NATIONAL BANK OF ST.
                         LOUIS, as a Lender



                              By:________________________________
                            Vice President

                  CERTIFICATE OF DESIGNATIONS,
                   PREFERENCES, AND RIGHTS OF
                       SERIES A PREFERRED
                STOCK OF LACLEDE STEEL COMPANY.




             Pursuant to Section 151 of the General
            Corporation Law of the State of Delaware




     We, the undersigned, (i) President and Chief Executive Officer and (ii) Vice President - Finance, Treasurer and Secretary, respectively, of Laclede Steel Company (the "Company"), a corporation organized and existing under the General Corporation Law of the State of Delaware (the "General Corporation Law"), in accordance with Sections 141(f) and 151(g) thereof, hereby certify that the Board of Directors of the Company, at a meeting duly convened and held on July 19, 1996, and by written consent dated July 30, 1996, pursuant to authority expressly vested in the Board of Directors by the Company's Certificate of Incorporation, adopted the following resolutions:

     RESOLVED, that the Board of Directors of the Company (the "Board") hereby approves and authorizes the creation, issuance and sale, either in one or more public offerings or private placements, of up to One Million Sixty Four Thousand Thirty Six (1,064,036) shares of Series A Preferred Stock which shall be senior to all other classes of equity securities of the Company; and

     RESOLVED FURTHER, that in connection with the issuance of the Series A Preferred Stock, the Board designates a committee (the "Committee") consisting of John B. McKinney, a director of the Company, to fix the designations and any of the preferences or rights ("Terms") of the shares of Series A Preferred Stock relating to dividends, redemption, dissolution, any distribution of assets of the Company or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the Company or fix the number of shares of any series of stock or authorize the increase or decrease of the shares of any series; provided that the Committee shall fix the Terms of the Series A Preferred Stock as outlined at this meeting, with each share of Series A Preferred Stock (a) having no voting power, (b) having a dividend rate of 6% per annum, (c) to be recapitalized upon stockholder approval (the "Recapitalization") such that such shares would be convertible, at the option of the holders of such Series A Preferred Stock, into Common Stock of the Company (with a conversion price equal to 80% of the closing price of the Company's Common Stock for the ten trading days prior to stockholder approval), (d) having a dividend rate of 8% per annum if the Recapitalization is not approved by stockholders and (e) being redeemable if the Recapitalization is not approved by the stockholders; and

     We, the undersigned, (i) President and Chief Executive Officer and (ii) Vice President - Finance, Treasurer and Secretary, respectively, of the Company, in accordance with Sections 141(f) and 151(g) of the General Corporation Law, hereby certify that the Committee, at a meeting duly convened and held on July 19, 1996, pursuant to authority expressly vested in the Committee by the Board of Directors, adopted the following resolution:

     RESOLVED, that pursuant to the authority expressly granted to and vested in the Committee by the Board of Directors of the Company and the provisions of the Certificate of Incorporation of the Company, as amended, this Committee hereby creates and authorizes the issuance of a series of One Million Sixty-Four Thousand and Thirty-Six (1,064,036) shares of the Company's Series A Preferred Stock, no par value per share, and hereby fixes the designation, dividend rate, redemption provisions, voting powers, rights on liquidation or dissolution, and other preferences and relative, participating, optional or other special rights, and the qualifications, limitations, or restrictions thereof, as follows:

     1.   Designation; Rank.

          (A) The series of preferred stock of the Company, no par value per share (the "Preferred Stock"), created and authorized hereby shall be designated as the "Series A Preferred Stock" (the "Series A Preferred Stock"). The number of shares of Series A Preferred Stock shall be One Million Sixty-Four Thousand and Thirty-Six (1,064,036).

          (B) The Series A Preferred Stock, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, shall rank senior to the Common Stock and to all other classes and series of equity securities of the Company. Except as contemplated in Section 4.B, no other classes or series of equity securities of the Company subsequently issued shall rank senior to or on a parity with the Series A Preferred Stock as to dividend rights and rights upon liquidation, dissolution or winding up of the Company. The Series A Preferred Stock shall be junior to indebtedness issued from time to time, including debentures.

     2.   Dividends and Distributions.

          (A) Holders of shares of Series A Preferred Stock are entitled to receive, if, when and as declared by the Board of Directors of the Company out of assets of the Company legally available for payment, cumulative cash dividends, payable quarterly, at the rate of 6% per annum, or $0.90 per share per annum, from the date of issuance and for each quarterly dividend period thereafter. Dividends on the Series A Preferred Stock are payable quarterly in arrears to holders of record on the last day of March, June, September and December of each year to be paid on the 10th day thereafter; provided, however, that the first dividend will be payable to holders of record on December 31, 1996, prorated from the date of issuance, and there will be no dividend payable on September 30, 1996. Each such dividend is payable to holders of record as they appear on the books of the Company. Dividends on the Series A Preferred Stock are cumulative and accrue on a daily basis from the date of original issuance of the shares.

          (B) The Company shall not declare or pay or set apart for payment any dividends or other distribution on any series of its preferred stock, or any other class of capital stock of the Company ranking, as to dividends or upon liquidation, dissolution or winding up, on a parity with or junior to the Series A Preferred Stock for any period (other than dividends payable in Common Stock or another stock ranking junior to the Series A Preferred Stock as to dividends and upon liquidation), unless full cumulative dividends have been paid or declared and a sum sufficient for payment thereof is set apart for payment for all dividends on the Series A Preferred Stock. When dividends are not paid in full upon the Series A Preferred Stock and any other series of preferred stock ranking on a parity therewith as to dividends with the Series A Preferred Stock, all dividends declared upon shares of Series A Preferred Stock and any other series of preferred stock ranking on a parity therewith as to dividends shall be declared pro rata so that the amount of dividends declared per share on the Series A Preferred Stock and such other series of preferred stock ranking on a parity therewith shall in all cases bear to each other the same ratio that the accrued dividends per share of the shares of Series A Preferred Stock and such other series of preferred stock bear to each other. No interest shall be payable in respect of any dividend payment on the Series A Preferred Stock in arrears. Unless full cumulative dividends on the Series A Preferred Stock have been paid for all past dividend payment periods or declared and set apart for payment, no Common Stock or any other stock of the Company ranking junior to or on a parity with the Series A Preferred Stock can be redeemed, purchased, retired or otherwise acquired for consideration by the Company, except by conversion into or exchange for stock of the Company ranking junior to the Series A Preferred Stock as to dividends and upon liquidation, dissolution or winding up.

          (C) The Company shall not permit any subsidiary of the Company to purchase or otherwise acquire for consideration any shares of stock of the Company unless the Company could, under paragraph (B) of this Section 2, purchase or otherwise acquire such shares at such time and in such manner.

     3.   Optional Redemption.     Subject to the approval by the
Company's stockholders of the Recapitalization as set forth in
Section 11 hereof:

               (A)  (i)   After September 15, 2005, the Company
may, at its sole option, redeem any or all of the outstanding shares of Series A Preferred Stock, at a cash redemption price per share of $15.00, plus accrued and unpaid dividends (whether or not earned or declared) thereon (the "Redemption Price"), subject to the Common Stock having a Current Average Closing Price equal to at least 200% of the Initial Average Closing Price. The term "Current Average Closing Price" shall mean the average closing price for 20 consecutive trading days prior to the date of notice of redemption on the principal national securities exchange on which the Common Stock is listed or if such stock is not then so listed, the closing price of the Common Stock as shown by the NASDAQ National Market System or, if no such closing price is available, at the average of the representative last bid and asked prices of such Common Stock in the over-the-counter market, as shown by the NASDAQ System Level 1 (or comparable system). The term "Initial Average Closing Price" shall mean the average closing price of the Common Stock on the NASDAQ National Market System for the ten trading days prior to the date on which the holders of shares of Common Stock of the Company approve and authorize the Recapitalization. At least two (2) business days prior to redemption, the Company shall deposit in escrow an amount sufficient to satisfy the redemption obligation.

                    (ii)  In the event that full dividends on the
Series A Preferred Stock have not been paid or declared and set apart for payment for all past dividend periods, the Series A
Preferred Stock may not be redeemed by the Company.

                    (iii) The Company shall notify the holders of shares of the Series A Preferred Stock to be redeemed, at their respective addresses as the same appear upon the books of the corporation, not less than thirty (30) or more than sixty (60) business days prior to the date fixed for redemption; provided, however, that no defect in the notice to a holder shall affect the ability of the Company to redeem the shares of Series A Preferred Stock pursuant to this Section 3.(A). Payment of the redemption price of the shares of Series A Preferred Stock redeemed shall be made at such place or places of redemption as shall be determined by the Board of Directors of the Company and shall be made against the surrender for cancellation of the certificates for the shares redeemed. The notice of redemption provided for herein shall be irrevocable.

                    (iv)  If less than all of the outstanding
shares of the Series A Preferred Stock are to be redeemed pursuant to this Section 3.(A), the Company will select the shares redeemed pro rata, provided that only whole shares shall be selected for redemption.

                    (v)   If the notice of redemption shall have
been made as hereinbefore provided and if on or before the redemption date specified in such notice all funds necessary for such redemption shall have been set aside by the Company pursuant to this Section 3.(A) so as to be available for the benefit of the holders of the shares so called for such redemption, then from and after the date fixed for redemption the shares of Series A Preferred Stock so called for such redemption, notwithstanding that any certificate therefor shall not have been surrendered or cancelled, shall no longer be deemed outstanding, dividends thereon shall cease to accrue and all rights of the holders with respect to such shares (including, without limitation, the conversion rights provided for in Section 13) shall cease and terminate, except only the right of the holders thereof to receive upon surrender of the certificates therefor the amount payable upon redemption thereof, but without interest.

               (B) The Company may not redeem any shares of Series A Preferred Stock prior to September 15, 2005. Except as set forth in Section 11(A), a holder of shares of Series A Preferred Stock has no right to cause the Company to redeem such shares.

          4.   Voting Rights.

               (A) The holders of the Series A Preferred Stock shall not, except as otherwise required by law or as set forth herein, have any right or power to vote on any matter or in any proceeding or to be represented on any matter or in any proceeding or to be represented at, or to receive notice of, any meeting of stockholders.

               (B) Each holder of the Series A Preferred Stock shall be entitled to one vote for each share standing in his name on the transfer books of the Company as of the record date fixed for such purpose, on any matter as to which they shall be entitled to vote. Without the vote of the holders of at least two-thirds (2/3) of the number of shares of Series A Preferred Stock then outstanding, the Company shall not (i) amend, alter or repeal any of the preferences or rights of the holders of the Series A Preferred Stock so as to adversely affect such preferences and rights, or (ii) issue any shares of capital stock ranking senior to or on a parity with the Series A Preferred Stock with respect to the payment of dividends and the distribution of assets upon the liquidation, dissolution or winding-up of the Company.

          5.   Liquidation Rights.

               (A) In the event of any liquidation, dissolution or winding-up of the Company, the holders of the shares of the Series A Preferred Stock shall be entitled to receive out of the assets of the Company available for distribution to stockholders, before any distribution of assets is made to holders of Common Stock or any other stock of the Company ranking junior to the Series A Preferred Stock as to liquidation, dissolution or winding-up of the Company, distributions in an amount equal to $15.00 per share (the "Liquidation Preference"), plus an amount equal to the accrued and unpaid dividends thereon.

               (B)  If upon the voluntary or involuntary
liquidation, dissolution or winding-up of the Company, the amounts available with respect to the Series A Preferred Stock and any other shares or series of capital stock of the Company
(the "Liquidation Parity Shares") ranking as to any distribution upon the voluntary or involuntary liquidation, dissolution or winding-up of the Company on a parity with the Series A Preferred Stock are insufficient to pay in full the respective preferential amounts to which holders of shares of the Series A Preferred
Stock and the Liquidation Parity Shares are entitled upon such liquidation, dissolution or winding-up, the holders of the Series
A Preferred Stock and the Liquidation Parity Shares shall share ratably in any distribution of assets of the Company in proportion to the full respective preferential amounts to which they are entitled upon such liquidation, dissolution, or winding-up.

               (C) Neither the consolidation of nor merging of the Company with or into any other corporation or corporations, nor the sale of all or substantially all of the assets of the Company shall be deemed to be a liquidation, dissolution or a winding-up of the Company within the meaning of any of the provisions of this Section 5.

          6. "Common Stock" Defined. References to "Common Stock" in Sections other than Sections 12.(A) and 12.(B) hereof shall mean any stock of any class of the Company which has no preference in respect of dividends or of amounts payable in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company and which is not subject to redemption by the Company. References to "Common Stock" in Sections 12.(A) and 12.(B) hereof shall include only shares of the class designated as Common Stock as of the date of the original issuance of shares of the Series A Preferred Stock, or shares of the Company of any class or classes resulting from any reclassification or reclassifications thereof and which have no preference in respect of dividends or of amounts payable in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company and which are not subject to redemption by the Company; provided that if at any time there shall be more than one such resulting class, the shares of each such class then so issuable shall be substantially in the proportion which the total number of shares of such class resulting from such reclassification bears to the total number of shares of all classes resulting from all such reclassifications.

          7.   No Preemptive Rights.  The holders of the Series A
Preferred Stock shall not have any preemptive rights.

          8. Holders. The term "holders" as used herein shall mean, in all cases, holders of record.

          9. Extension of Time Periods. To the extent there are any time periods specified for action by the Company or the holders of Series A Preferred Stock, such time periods shall be extended to the extent required by applicable law, rule or regulatory requirement.

          10. Reacquired Shares. Any shares of Series A Preferred Stock converted, redeemed, purchased or otherwise acquired by the Company in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation, and upon the filing of an appropriate certificate with the Secretary of State of the State of Delaware, become authorized but unissued shares of Preferred Stock, no par value, of the Company subject to the conditions or restrictions on issuance set forth herein.

          11.  Recapitalization of Shares of Series A Preferred
               Stock.

               (A) If the requisite holders of shares of Common Stock of the Company do not approve and authorize, on or before October 31, 1996, (i) in order to comply with NASD requirements regarding stockholder approval, the terms and conditions of
Section 12 hereof (whether at a stockholders meeting or by written consent or otherwise), (ii) an increase in the number of authorized shares of the Company's Common Stock from 5,000,000 to 25,000,000, and (iii) a reduction of the par value per share of Common Stock from $13.33 per share to $0.01 per share (collectively, the "Recapitalization"), then (1) the per annum dividend rate of the Series A Preferred Stock shall automatically be increased by 2% percent to 8% per annum, or $1.20 per share per annum, from January 1, 1997 and for each quarterly dividend period thereafter and (2) each holder of shares of Series A Preferred Stock shall automatically be granted the right to have the Company redeem all of its shares of Series A Preferred Stock upon 30 days prior notice to the Company at the Redemption Price.

               (B) If the holders of shares of Common Stock of the Company approve and authorize, on or before December 31, 1996, the Recapitalization, each share of the Series A Preferred Stock owned by such holder shall, without any further action by the Company or such holder, be automatically recapitalized and, in addition to the designations, rights, qualifications, limitations and/or restrictions set forth above, the Series A Preferred Stock shall be subject to the additional terms set forth in Section 12 hereof.

               (C) The term "Recapitalization Approval Date" shall mean the date on which the holders of shares of Common
Stock of the Company approve and authorize the Recapitalization.

          12.  Conversion into Common Stock.

               (A) Upon the Recapitalization Approval Date, each share of Series A Preferred Stock shall be immediately convertible, at the option of the holders thereof, at the office of the Company or any transfer agent for the Series A Preferred Stock, into the number of shares of Common Stock determined by dividing 15 by the Conversion Price. The term "Conversion Price" shall mean 80 percent of the Initial Average Closing Price. The Conversion Price is subject to adjustment as provided in this
Section 12. Upon the conversion of any shares of Series A Preferred Stock into shares of Common Stock, all declared, accrued but unpaid dividends on shares of converted Series A Preferred Stock shall be paid in cash by the Company to the holders of such converted Series A Preferred Stock, subject to adjustment as provided in this Section 12.

               (B)  If the Company

                    (i)   pays a dividend or makes a distribution
on its outstanding shares of Common Stock, in shares of its Common Stock;

                    (ii)  subdivides its outstanding shares (by
reclassification or otherwise) of Common Stock into a greater number of shares;

                    (iii) combines, consolidates, or reclassifies its outstanding shares of Common Stock into a smaller number of shares; or

                    (iv)  issues by reclassification of its
Common Stock any shares of its capital stock;

then the Conversion Price in effect immediately before such action shall be adjusted so that the holder of the Series A Preferred Stock thereafter exchanged will be entitled to receive, upon the exchange thereof, the number of shares of capital stock of the Company which he would have been entitled to receive immediately prior to such action if the Series A Preferred Stock had been exchanged immediately before the record date (or, if no record date, the effective date) for such action.

          The adjustment shall become effective immediately after the close of business on the record date in the case of a dividend or distribution and immediately after the close of business on the effective date in the case of a subdivision, combination or reclassification.

          If as a result of an adjustment, a holder of the Series A Preferred Stock upon exchange of the Series A Preferred Stock may receive shares of two or more classes of capital stock of the Company, the Company shall determine the allocation of the adjusted Conversion Price between the classes of capital stock. After such allocation, the Conversion Price of each class of capital stock shall thereafter be subject to adjustment on terms comparable to those applicable to Common Stock contained in this
Section 12.

               (C)  Other than in situations provided for in
Section 12(A), if the Company issues or sells (or in accordance with this Section 12 is deemed to have issued or sold) any shares of its Common Stock for a consideration per share less than the Conversion Price in effect immediately prior to the time of such issue or sale and/or the Company issues or sells (or in accordance with this Section 12 is deemed to have issued or sold) any shares of its Common Stock for a consideration per share less than the then current market price on the date of such issue or sale, then, forthwith upon such issue or sale, the Conversion Price shall be reduced to the lower of the prices (calculated to the nearest cent) determined as follows:

                    (I)   by dividing (i) an amount equal to the
sum of (a) the number of shares of Common Stock outstanding immediately prior to such issue or sale (including as outstanding all shares of Common Stock issuable upon exchange of the then outstanding shares of Series A Preferred Stock) multiplied by the then existing Conversion Price, and (b) the consideration, if any, received by the Company upon such issue or sale, by (ii) the total number of shares of Common Stock outstanding immediately after such issue or sale (including as outstanding all shares of Common Stock issuable upon exchange of the then outstanding shares of Series A Preferred Stock); and

                    (II)  by multiplying the Conversion Price in
effect immediately prior to the time of such issue or sale by a fraction, the numerator of which shall be the sum of (i) the number of shares of Common Stock outstanding immediately prior to such issue or sale (including as outstanding all shares of Common Stock issuable upon exchange of the then outstanding shares of Series A Preferred Stock) multiplied by the then current market price immediately prior to such issue or sale plus (ii) the consideration received by the Company upon such issue or sale, and the denominator of which shall be the product of (iii) the total number of shares of Common Stock outstanding immediately after such issue or sale (including as outstanding all shares of Common Stock issuable upon exchange of the then outstanding shares of Series A Preferred Stock), multiplied by (iv) the then current market price immediately prior to such issue or sale.

               (D) If the Company in any manner grants, issues or sells (whether directly or by assumption in a merger or otherwise) any rights to subscribe for or to purchase, or any options or warrants for the purchase of, Common Stock or any stock or securities convertible into or exchangeable for Common Stock (such rights or options or warrants being herein called "Options" and such convertible or exchangeable stock or securities being herein called "Convertible Securities") whether or not such Options or the right to convert or exchange any such Convertible Securities are immediately exercisable, and the price per share for which Common Stock is issuable upon the exercise of such Options or upon conversion or exchange of such Convertible Securities (determined by dividing (I) the total amount, if any, received or receivable by the Company as consideration for the granting, issuance or sale of such Options, plus the minimum aggregate amount of additional consideration payable to the Company upon the exercise of all such Options, plus, in the case of such Options which relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the issue or sale of such Convertible Securities and upon the conversion or exchange thereof, by (II) the total maximum number of shares of Common Stock issuable upon the exercise of such Options or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such Options) shall be less than the Conversion Price in effect immediately prior to the time of the granting, issuance or sale of such Options (or less than the then current market price per share of Common Stock, determined as of the date of granting, issuance or sale of such Options, as the case may be), then the total maximum number of shares of Common Stock issuable upon the exercise of such Options or upon conversion or exchange of the total maximum amount of such Convertible Securities issuable upon the exercise of such Options shall be deemed to have been issued for such price per share as of the date of granting, issuance or sale of such Options and thereafter shall be deemed to be outstanding. Except as otherwise provided in Section 12(F), no adjustment of the Conversion Price shall be made upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such Options or upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities.

               (E) If the Company in any manner issues (whether directly or by assumption in a merger or otherwise) or sells any Convertible Securities, whether or not the rights to exchange or convert thereunder are immediately exercisable, and the price per share for which Common Stock is issuable upon such conversion or exchange (determined by dividing (I) the total amount received and receivable by the Company as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Company upon the conversion or exchange thereof, by (II) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities) shall be less than the Conversion Price in effect immediately prior to the time of such issue or sale (or less than the then current market price, determined as of the date of such issue or sale of such Convertible Securities, as the case may be), then the total maximum number of shares of Common Stock issuable upon conversion or exchange of all such Convertible Securities shall be deemed to have been issued for such price per share as of the date of the issue or sale of such Convertible Securities and thereafter shall be deemed to be outstanding, provided that except as otherwise provided in Section 12(F) below, no adjustment of the Conversion Price shall be made upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities, and if any such issue or sale of such Convertible Securities is made upon exercise of any Option to purchase any such Convertible Securities for which adjustments of the Conversion Price have been or are to be made pursuant to other provisions of this
Section 12, no further adjustment of the Conversion Price shall be made by reason of such issue or sale.

               (F) Upon the happening of any of the following events, namely, if the purchase price provided for in any Option referred to in Section 12(D), the additional consideration, if any, payable upon the conversion or exchange of any Convertible Securities referred to in Section 12(D) or Section 12(E), or the rate at which any Convertible Securities referred to in Section 12(D) or Section 12(E) are convertible into or exchangeable for Common Stock shall change at any time (other than under or by reason of provisions designed to protect against dilution), the Conversion Price in effect at the time of such event shall forthwith be readjusted to the Conversion Price which would have been in effect at the time of such event had such Options or Convertible Securities remaining outstanding at the time of such event provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold: and on the expiration of any such Option or the termination of any such right to convert or exchange such Convertible Securities, the Conversion Price then in effect hereunder shall forthwith be increased to the Conversion Price which would have been in effect at the time of such expiration or termination had such Option or Convertible Security, to the extent outstanding immediately prior to such expiration or termination, never been issued, and the Common Stock issuable thereunder shall no longer be deemed to be outstanding. If the purchase price provided for in any such Option referred to in Section 12(D) or the rate at which any Convertible Securities referred to in Section 12(D) or 12(E) are convertible into or exchangeable for Common Stock shall be reduced at any time under or by reason of provisions with respect thereto designed to protect against dilution, then in case of the delivery of Common Stock upon the exercise of any such Option or upon conversion or exchange of any such Convertible Security, the Conversion Price then in effect hereunder shall forthwith be adjusted to such respective amount as would have been obtained had such Option or Convertible Security never been issued as to such Common Stock and had adjustments been made upon the issuance of the shares of Common Stock delivered as aforesaid (provided that the current market price used in such determination shall be the current market price on the date of issue of such Option or Convertible Security), but only if as a result of such adjustment the Conversion Price then in effect hereunder is thereby reduced.

               (G)  Other than in situations provided for in
Section 12(B), if the Company declares a dividend, or makes any other distribution, upon any stock of the Company payable in Common Stock, Options or Convertible Securities, any Common Stock, Options or Convertible Securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued or sold without consideration.

               (H) If any shares of Common Stock, Options or Convertible Securities are issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by the Company therefor, without deduction therefrom of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. If any shares of Common Stock, Options or Convertible Securities shall be issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Company shall be deemed to be the fair value of such consideration as determined by the Board of Directors of the Company, without deduction of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Company in connection therewith. In case any Options shall be issued in connection with the issue and sale of other securities of the Company, together comprising one integral transaction in which no specific consideration is allocated to such Options by the parties thereto, such Options shall be deemed to have been issued without consideration. In case any shares of Common Stock, Options or Convertible Securities shall be issued in connection with any merger or consolidation in which the Company is the surviving corporation and the rights of the holders of Common Stock are not affected, the amount of consideration therefor shall be deemed to be the fair value as determined by the Board of Directors of the Company of such portion of the assets and business of the non-surviving corporation as such Board shall determine to be attributable to such Common Stock, Options or Convertible Securities, as the case may be.

               (I) In case the Company shall take a record of the holders of its Common Stock for the purpose of entitling them
(i) to receive a dividend or other distribution payable in Common Stock, Options or Convertible Securities, or (ii) to subscribe for or purchase Common Stock, Options or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

               (J)  The number of shares of Common Stock
outstanding at any given time shall not include shares owned or held by or for the account or in the treasury of the Company, and the disposition of any such shares shall be considered an issue or sale of Common Stock for the purposes of this Section 12.

               (K) In case of any consolidation or merger of the Company (other than a merger or consolidation in which the Company is the surviving corporation and the rights of the holders of Common Stock are not affected) or in the event of any sale of all or substantially all of the assets of the Company, the holder of each share of the Series A Preferred Stock then outstanding shall have the right thereafter, subject to the terms and conditions of this Section 12, to exchange such share into the kind and amount of shares of stock and other securities and property receivable upon such consolidation, merger, or sale by a holder of the number of shares of Common Stock into which such share of Series A Preferred Stock would have been entitled to be exchanged into immediately prior to such consolidation, merger, or sale; and effective provision shall be made in the Certificate of Incorporation or Charter of the resulting or surviving corporation or otherwise so that the provisions set forth in this
Section 12 shall thereafter be applicable, as nearly as practicable, to any such other shares of stock and other securities and property deliverable upon exchange of the Series A Preferred Stock remaining outstanding or other exchangeable or convertible preferred stock received by the holders in place thereof; and any such resulting or surviving corporation shall expressly assume the obligation to deliver, upon the exercise of the exchange privilege, such shares, securities or property as the holders of the Series A Preferred Stock remaining outstanding, or other exchangeable or convertible preferred stock received by the holders in place thereof, may be entitled to, and to make provisions for the protection of the exchange right as provided (unless such resulting or surviving corporation assumes such obligation). In case securities or property other than shares of Common Stock shall be issuable or deliverable upon exchange as aforesaid, then all reference in this Section (K) shall be deemed to apply, so far as appropriate and as nearly as practicable, to such other securities or property. The provisions of this Section (K) shall similarly apply to successive consolidations, mergers, or sales.

               (L)  For the purpose of any computation under this
Section 12, the current market price per share of Common Stock at any date shall be deemed to be the average closing price of the Company's Common Stock for any 30 consecutive trading days within the 45 trading days immediatley prior to the date in question. The closing price for each day shall be the last reported sale of Common Stock on the principal national securities exchange on which the Common Stock may be listed or if such stock is not then so listed, the closing price of the Common Stock as shown by the NASDAQ National Market System or, if no such closing price is available, at the average of the representative last bid and asked prices of such Common Stock in the over-the-counter market, as shown by the NASDAQ System Level 1 (or comparable system) or in the absence of any of the foregoing, the fair market value as determined by the Board of Directors (whose determination made in good faith shall be conclusive).

               (M) The Company may at its option elect not to issue fractional shares of Common Stock upon any exchange, in which case, the Company shall pay in cash an amount equal to the current market price per share plus all accrued but unpaid dividends multiplied by such fractional interest. Any determination that the Company or the Board of Directors makes regarding fractional shares is conclusive.

               (N)  (a)   Notwithstanding the provisions of this
Section 12,

                    (i)   no adjustment of the Conversion Price
shall be required for three years after the Recapitalization
Approval Date unless such adjustment would require an increase or decrease of at least 1% in the Conversion Price then in effect, but in such case any adjustment that would otherwise be required then to be made shall be carried forward and shall be made at the time of and together with the next subsequent adjustment. All calculations under this Section 12 shall be made and rounded to the nearest one-hundredth of a share or the nearest one ten-millionth of a fraction in the case of the Conversion Price, as the case may be:

                    (ii)  no adjustment need be made for sales of
Common Stock pursuant to a plan for reinvestment of dividends or interest and no adjustment need be made for a change in the par value of the Common Stock;

                    (iii) no adjustment need be made in
connection with the issuance of shares of Common Stock upon exchange of the Series A Preferred Stock;

                    (iv)  no adjustment need be made in
connection with the issuance of any rights or shares of Common
Stock in connection with the Company's rights offering pursuant to which rights to purchase Series A Preferred Stock will be distributed to the Company's stockholders;

                    (v)   no adjustment need be made by virtue of
the issue of any additional securities of the Company in accordance with the terms of such securities (by way of dividend or otherwise); and

                    (vi)  no adjustment need be made by virtue
of the exercise of presently outstanding employee stock options which are exercisable at a cash price per share equal to or greater than the then current market price per share of Common Stock at the date of issuance of such options.

                    (b)   The Board of Directors shall have the
power to resolve any ambiguity or correct any error in this
Section 12 and its action in so doing, as evidenced by a Board resolution, shall be final and conclusive.

                    (c)   The certificate of any independent firm
of public accountants of recognized national standing selected by the Board of Directors shall be satisfactory evidence of the correctness of any computation made in this Section 12.

               (O) Whenever there is an adjustment requiring a change in the Conversion Price, a statement signed by the Secretary of the Company describing specifically the event giving rise to such adjustment and stating the adjustment which shall be made to the Conversion Price shall be filed at the principal office of the Company. The statement so filed shall be open to inspection by any holder of record of shares of the Series A Preferred Stock. The Company shall at the time of filing any such statement mail notice to the same effect to holders of shares of the Series A Preferred Stock at their addresses appearing on the books of the Company or supplied by them to the Company for the purpose of notice. In addition, the Company shall include a notice of Conversion Price with each dividend payment on the Series A Preferred Stock or otherwise give notice thereof promptly after the due date for each such dividend, whenever there has been a change in the Conversion Price since the last previous dividend due date.

               (P) In order to convert any shares of Series A Preferred Stock, a holder shall deliver to the Company at the office of the Company, or at such other place or places, if any, as the Board of Directors of the Company may determine (after giving written notice thereof to all holders), certificates, duly endorsed to the Company or in blank, of the shares of Series A Preferred Stock to be converted, together with appropriate evidence of the payment of any transfer or similar tax, if required to be paid by the holder thereof pursuant to the last sentence of this paragraph, and instructions in writing to the Company to exchange such shares and specifying the name and address of the person, corporation, firm or other entity to whom such shares are to be issued, whereupon the Company will issue
(i) the number of shares of Common Stock issuable on exchange thereof as of the time of such surrender and as promptly as practicable thereafter will deliver certificates for such shares of Common Stock, (ii) cash for any remaining fraction of a share if the Company so elects, as provided in Section 12(M) above, and
(iii) cash in an amount equal to all accrued but unpaid dividends, with respect to each share of Series A Preferred Stock exchanged. The Company shall pay any documentary, stamp or similar issue or transfer tax due on the issue of shares of Common Stock upon exchange; provided, however, that the holder shall pay any such tax which is due because such shares are to be issued in a name other than that of such holder.

          If for any reason the Company is unable to pay any unpaid dividends on the shares of Series A Preferred Stock being exchanged, the Company will pay such unpaid dividends to the exchanging holder as soon thereafter as funds of the Company are legally available for such payment. At the request of any such exchanging holder, the Company will provide such holder with written evidence of its obligation to such holder.

          The Company shall from and after the Recapitalization Approval Date take all necessary corporate action to reserve for issuance upon exchange of the Series A Preferred Stock a sufficient number of shares out of the authorized Common Stock for the exchange of each outstanding share of Series A Preferred Stock in accordance with its terms.

               (Q)  If

                    (i)   the Company takes any action that would
require an adjustment in the Conversion Price pursuant to this
Section 12; or

                    (ii)  there is a voluntary or involuntary
liquidation, dissolution or winding-up of the Company;

the Company shall provide notice of such action in the manner set forth in Section 12(O), stating therein the proposed record date for a distribution or the effective date of a reclassification, consolidation, merger, lease, transfer, liquidation, dissolution or winding-up, at least fifteen (15) days in advance of such date. Failure to mail the notice or any defect therein shall not affect the validity of the transaction.

               (R) Before taking any action which would cause an adjustment reducing the Conversion Price below the then par value (if any) of the Common Stock deliverable upon exchange of the Series A Preferred Stock, the Company will take any corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue fully paid and non-assessable shares of Common Stock at such adjusted Conversion Price.

               (S) The Company from time to time may decrease the Conversion Price by an amount for any period of time if the period is at least 20 days and if the decrease is irrevocable during the period. Whenever the Conversion Price is decreased, the Company shall give notice of the decrease at least 15 days prior to the date the decreased Conversion Price takes effect, in the manner set forth in Section 12(O) above, which notice shall state the decreased Conversion Price and the period it will be in effect. A decrease in the Conversion Price pursuant to this
Section 12(S) shall not otherwise change or adjust the Conversion Price otherwise in effect for purposes of this Section 12.

          IN WITNESS WHEREOF, the Company has caused this Certificate of Designation, Preferences, and Rights of Series A
Preferred Stock of the Company to be duly executed this 30th day of July, 1996.


                          LACLEDE STEEL COMPANY




                          John B. McKinney
                          President and Chief Executive Officer


ATTEST:




Michael H. Lane
Vice President - Finance, Treasurer and Secretary


(Corporate Seal)

                     STOCK PURCHASE AGREEMENT

          THIS STOCK PURCHASE AGREEMENT (the "Agreement") is entered into as of July 30, 1996, by and between Ivaco Inc., a Canadian corporation ("Ivaco"), and Laclede Steel Company, a
Delaware corporation (the "Company").

                             RECITALS

          A. Ivaco agrees to purchase from the Company, on the following terms and conditions, 366,667 shares (the "Series A Shares") of the Company's Series A Preferred Stock, no par value, (the "Series A Preferred Stock") at a price of $15.00 per share.

          B. The Company agrees to sell to Ivaco, on the following terms and conditions, the Series A Shares.

          C.   The Form of Certificate of Designation of the
Company's Series A Preferred Stock is attached hereto as Exhibit
A.

          NOW, THEREFORE, in consideration of the recitals and the mutual covenants, representations, warranties, conditions, and agreement hereinafter expressed, the Parties agree as follows:

                           ARTICLE 13.
               PURCHASE AND SALE OF SERIES A SHARES

          (A) The Series A Shares. Upon the terms and subject to the conditions set forth in this Agreement, at Closing, the Company shall sell and deliver to Ivaco and Ivaco shall purchase and accept from the Company the Series A Shares, free and clear of all security interests, claims, and restrictions.

          (B) Consideration. The consideration that Ivaco shall pay the Company for the Series A Shares shall be Five Million
Five Hundred Thousand Five Dollars ($5,500,005.00) ("Purchase
Price").

          (C) Closing. The consummation of the transactions contemplated hereby ("Closing") shall take place at the offices of the Company at 9:00 a.m. local time on the date hereof
("Closing Date").

          (D) Deliveries of the Company at Closing. The Company shall issue and deliver to Ivaco a certificate or certificates evidencing the Series A Shares and the other agreements, certificates and other instruments referred to in this Agreement to be executed at or prior to the Closing. In addition, Bryan Cave LLP, counsel to the Company, shall deliver its opinion in the form of Exhibit B.

          (E) Deliveries of Ivaco at Closing. At Closing, Ivaco shall wire in immediately-available funds, to an account designated by the Company, the Purchase Price.

          (F) Restricted Nature of Series A Shares. Ivaco acknowledges that the Series A Shares, in its hands, will be restricted securities which may not be sold or offered for sale in the absence of an effective registration statement as to such Series A Shares under the Securities Act of 1933, as amended, or an opinion of counsel satisfactory to the Company that such registration is not required. In this regard, at Closing, the parties hereto shall enter into a Registration Rights Agreement, substantially in the form of Exhibit C hereto.

                           ARTICLE 14.
                  REPRESENTATIONS AND WARRANTIES

          (A)  Representations and Warranties of the Company.    The Company
represents and warrants to and agrees with Ivaco that:

               (i) The Company is a corporation duly organized and validly existing, is in good standing under the laws of the State of Delaware, and has all requisite corporate power and authority to carry on its business as described in the draft prospectus attached hereto as Exhibit D (the "Prospectus"). The Company is duly qualified as a foreign corporation and is in good standing in all other jurisdictions in which such qualification is required, provided however, that the Company need not be qualified in a jurisdiction in which its failure to qualify would not have a material adverse effect on its operations or financial condition.

               (ii) The Company has full corporate power and authority to enter into and deliver this Agreement, to perform its obligations hereunder, and to consummate the transactions contemplated hereby.

               (iii) This Agreement has been duly authorized, executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms.

               (iv) The holders of outstanding shares of capital stock of the Company and warrants, options or other securities to purchase shares of capital stock of the Company are not entitled to any preemptive rights to subscribe for the Series A Shares.

               (v) Since the quarterly report on Form 10-Q for the quarter ended March 31, 1996, there has been no material adverse change in the condition or general affairs, business, operations, assets or properties of the Company and its subsidiaries, financial or otherwise, other than as referred to in the Prospectus.

               (vi) The Series A Shares have been duly
authorized, and when issued and paid for, will be validly issued, fully paid and non-assessable, and upon stockholder approval of the (i) decrease in par value of the Company's common stock, par value $13.33 per share ("Common Stock"), (ii) increase in authorized shares of Common Stock, and (iii) recapitalization of Series A Preferred Stock into convertible preferred stock as contemplated by Section 11 of the Certificate of Designation for such series, the Common Stock issuable upon conversion of the Series A Shares will be duly authorized, and when issued, will be validly issued, fully paid and non-assessable.

               (vii) The Board of Directors has authorized the (i) decrease in par value of the Common Stock, (ii) increase in authorized shares of Common Stock, and (iii) in order to comply with NASD requirements regarding stockholder approval, recapitalization of the Series A Preferred Stock into convertible preferred stock as contemplated by Section 11 of the Certificate of Designation for such series (the "Recapitalization"), and recommended such items to the stockholders of the Company for approval.

               (viii)    The Series A Shares and 50,000 shares of
Series A Preferred Stock sold to members of management of the Company simultaneously with the execution of this Agreement are the only shares of Series A Preferred Stock issued and outstanding.

               (ix) As of June 30, 1996, the Company's net assets total $11,442,000, its retained earnings (deficit) totals
($7,391,000), its stated capital totals $54,081,000 and its capital in excess of par totals $247,000. All such amounts are subject to audit.

               (x) The issuance of the Series A Shares and the execution and delivery of this Agreement, the consummation of the transactions herein contemplated and the compliance with the terms of this Agreement will not conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, or give rise to rights of termination under, any deed of trust, lease, sublease, the Certificate of Incorporation or by-laws of the Company or any of its subsidiaries, or any indenture, mortgage, or other agreement or instrument to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries, or its or their property is bound, or any applicable law, rule, regulation, judgment, order or decree of any government, governmental instrumentality or court, domestic or foreign, having jurisdiction over the Company or any of its subsidiaries, or the properties or operations of any of them.

               (xi) The computation as to the availability by the Company to make dividend payments under the terms of the two Financing Agreements, each dated October 1, 1976 between the City of Alton, Illinois and the Company attached hereto as Exhibit E is true and correct as of the date calculated and listed thereon.

               (xii) Certain members of management of the Company have executed the stock purchase agreement for Series A Preferred Stock attached hereto as Exhibit F and will purchase an aggregate amount of $750,000 of the Company's Series A Preferred Stock simultaneously with the Closing.

               (xiii) The Company's Board of Directors has authorized, subject to approval by the stockholders of the Company of the reduction of the par value per share of the Company's common stock from $13.33 per share to $0.01 per share, subject to the requirements of the Delaware General Corporation Law, the reduction of capital by $54,027,784 and transfer such amount to surplus.

               (xiv) There are no restrictions or limitations on the payment of dividends on the Series A Preferred Stock which are more onerous than the limitations under the Financing
Agreements dated October 1, 1976, between the City of Alton,
Illinois and the Company except under the Delaware General
Corporation Law.

               (xv) The amendments and waivers with respect to the Loan and Security Agreement among certain financial institutions named therein, Bank America Business Credit, Inc., as Agent, the Company and certain subsidiaries of the Company, dated as of September 7, 1994, as amended (the "Loan Agreement"), attached hereto as Exhibit G either have become effective or shall become effective simultaneously with the Closing.

               (xvi)     All existing employment agreements
between the Company and its executive officers (the "Employment Agreements"), copies of which are attached hereto as Exhibit H, have been amended to eliminate the provisions regarding payments to be made upon a change in control.

               (xvii)    Except as disclosed in public filings,
the Company has no agreements or arrangements with its management or directors.

               (xviii)   No event of default is existing under
any indebtedness for borrowed money of the Company or any or its subsidiaries or under any indenture, mortgage, or other agreement or instrument to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries, or any of their property is bound.

               (xix)     The Prospectus does not and all
documents filed by the Company with the Securities and Exchange Commission since January 1, 1994, did not at the time of filing, contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements contained therein not misleading.

               (xx) No consent is necessary for the consummation of the transactions contemplated hereby which has not been obtained.

               (xxi) The Company has not given registration rights to any person other than Ivaco and certain members of management in connection with the purchase of 50,000 shares of Series A Preferred Stock contemporaneously with the execution hereof.

               (xxii) Immediately prior and without giving effect to the transactions contemplated hereby, the authorized capital stock of the Company consists of (i) 5,000,000 shares of common stock, par value $13.33 per share, of which 4,056,140 shares are issued and outstanding, and (ii) 2,000,000 shares of preferred stock, no par value, of which 1,064,036 are designated Series A Preferred Stock, and none of which are issued and outstanding.


          (B) Representations and Warranties of Ivaco. Ivaco represents and warrants to the Company that the purchase of the Series A Shares has been duly authorized and this Agreement represents the legal, valid and binding obligation of Ivaco, enforceable in accordance with its terms and conditions.


                           ARTICLE 15.
                     COVENANTS OF THE COMPANY

          In further consideration of the agreements of Ivaco herein contained, the Company covenants as follows:

          (A) Nomination of Directors. As long as Ivaco or Ivaco together with any person with which Ivaco is acting in concert in connection with its investment in the Company is the beneficial owner, within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder (the "Exchange Act"), of 40% or greater of the Company's Common Stock calculated by dividing (i) the number of shares of Common Stock owned by Ivaco plus the number of shares of Common Stock into which the Series A Preferred Stock owned by Ivaco, if converted, would be converted, by (ii) the total number of shares of Common Stock outstanding plus the number of shares of Common Stock into which the Series A Preferred Stock owned by Ivaco, if converted, would be converted, Ivaco shall have the right to cause the Company to use its best efforts to cause its Board of Directors to nominate four persons designated by Ivaco to serve on the Company's Board of Directors and to use its best efforts to cause the stockholders of the Company to elect such Directors, and the Company will not change the number of Directors on the Board of Directors to a number higher than nine (9). The failure of Ivaco to exercise its rights under this Section 3.1 at any time shall in no way be construed to limit the right of Ivaco to exercise its rights under this Section 3.1 at a later date.

          (B)  Stockholder Approvals.   The Company will use its
best efforts to cause its stockholders to approve and authorize, as soon as possible and in any event on or before September 30, 1996, (a) an increase in the number of authorized shares of the Company's common stock from 5,000,000 to 25,000,000, (b) a reduction of the par value per share of common stock from $13.33 per share to $0.01 per share and (c) in order to comply with NASD requirements regarding stockholder approval, the Recapitalization.

          (C)  Rights Offering.    The Company will prepare and
file a registration statement with the Securities and Exchange Commission with respect to a rights offering to all of the Company stockholders (the "Rights Offering"), entitling all such stockholders to subscribe, pro rata (excluding the right of Ivaco to subscribe for the amount of Series A Preferred Stock purchased by Ivaco hereunder), for 647,369 shares of the Company's Series A Preferred Stock. The Company shall prepare documentation regarding the Rights Offering in a form which is reasonably satisfactory to Ivaco and shall use its best efforts to consummate the Rights Offering prior to December 31, 1996.

          (D) Employment Agreements. As long as Ivaco or Ivaco together with any person with which Ivaco is acting in concert in connection with its investment in the Company is the beneficial owner, within the meaning of Section 13(d) of the Exchange Act of 40% or greater of the Company's Common Stock calculated by dividing (i) the number of shares of Common Stock owned by Ivaco plus the number of shares of Common Stock into which the Series A Preferred Stock owned by Ivaco, if converted, would be converted, by (ii) the total number of shares of Common Stock outstanding plus the number of shares of Common Stock into which the Series A Preferred Stock owned by Ivaco, if converted, would be converted, the Employment Agreements shall not be amended without the prior written consent of Ivaco.

          (E) No Purchases From Management. The Company will not purchase, directly or indirectly, or redeem any Series A Preferred Stock from officers or directors of the Company or any transferee of such persons unless the Company also offers to purchase shares of Series A Preferred Stock from Ivaco on a pro rata basis on the same terms and conditions.

          (F) No Dilutive Action. The Company will take no action prior to the date upon which the stockholders of the Company approve the Recapitalization which would cause an adjustment under Section 12 of the Certificate of Designation for the Series A Preferred Stock if such action was taken after the date upon which the stockholders of the Company approve the Recapitalization.

          (G)  Listing of Securities.   The Company will use its
best efforts to list the Series A Preferred Stock, if eligible, on the principal national securities exchange on which the Common
Stock is listed or if such stock is not then so listed, the NASDAQ National Market System, if eligible, or the over-the-counter market, as designated on the NASDAQ System Level 1 (or comparable system), if eligible.

          (H) Expenses of Ivaco. The Company shall pay all actual out-of-pocket expenses incurred by Ivaco in connection with the negotiation and execution of this Agreement and the purchase of the Series A Preferred Stock; provided, however, that the Company's obligation under this Section 3.8 shall be limited to $50,000, regardless of the total amount of expenses incurred by Ivaco.
          (I)  Specific Performance.    Because the breach or
anticipated breach of the covenants provided for in this Section 3 will result in immediate and irreparable harm and injury to Ivaco, for which it will not have an adequate remedy at law, the Company agrees that Ivaco shall be entitled to relief in equity, including but not limited to specific performance, to remedy such breach or anticipated breach and to seek any and all other legal and equitable remedies to which Ivaco may be entitled.

                           ARTICLE 16.
                        COVENANTS OF IVACO

          In further consideration of the agreements of the Company herein contained, Ivaco covenants as follows:

          (A)  Rights Offering.    Prior to the effectiveness of
a registration statement with respect to the Rights Offering and delivery of the prospectus contained therein to the stockholders of the Company, Ivaco shall execute the Standby Agreement attached hereto as Exhibit I.

                           ARTICLE 17.
                     MISCELLANEOUS PROVISIONS

          (A) Notice. All notices, requests, demands, and other communications required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given and made upon being delivered either by courier or fax delivery to the party for whom it is intended, provided that a copy thereof is deposited, postage prepaid, certified or registered mail, return receipt requested, in the United States mail, bearing the address shown in this Section 5.1 for, or such other address as may be designated in writing hereafter by, such party:

               If to Ivaco:

               Ivaco Inc.
               Place Mercantile
               770 Rue Sherbrooke Ouest
               Montreal, Quebec,
               Canada H3A 1G1
               Attention: Paul Ivanier

               With a copy to:

               Fried, Frank, Harris, Shriver & Jacobson
               One New York Plaza
               New York, New York 10004-1980
               Attention: Jeffrey Bagner

               If to the Company:

               Laclede Steel Company
               One Metropolitan Square
               211 North Broadway
               St. Louis, Missouri 63102-2738
               Attention: Michael H. Lane

               With a copy to:

               Bryan Cave LLP
               One Metropolitan Square, Suite 3600
               St. Louis, Missouri 63102
               Attention: Frank P. Wolff, Jr.

          (B) Entire Agreement. This Agreement embodies the entire agreement and understanding of the parties hereto with respect to the subject matter hereof, and supersede all prior and contemporaneous agreements and understandings relative to such subject matter.

          (C) Counterparts. This Agreement may be executed simultaneously in multiple counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

          (D) Headings; Interpretation. The article and section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement. Each reference in this Agreement to an Article, Section, or Exhibit, unless otherwise indicated, shall mean an Article or a Section of this Agreement or an Exhibit attached to this Agreement, respectively. References herein to "days", unless otherwise indicated, are to consecutive calendar days. Both parties have participated substantially in the negotiation and drafting of this Agreement and agree that no ambiguity herein should be construed against the draftsman.

          (E) Assignment. This Agreement and all the various rights and obligations arising hereunder shall inure to the benefit of and be binding upon Ivaco, its successors and assigns. Ivaco's right under Section 3.1 and Section 3.4 hereof can be assigned by Ivaco to anyone who becomes the beneficial owner of 40% or greater of the Company's Common Stock (as defined in Section 3.1 and Section 3.4 hereof) as a result of the Common Stock or Series A Preferred Stock transferred by Ivaco to such successors and assigns.

          (F) Governing Law. This Agreement shall in all respects be construed in accordance with and governed by the substantive laws of the State of Delaware, without reference to its choice of law rules.

          IN WITNESS WHEREOF, each of the Parties hereto has caused this Agreement to be executed as of the date first above written.

                         IVACO INC.



                         By:
                         Name: Paul Ivanier
                         Title: President and Chief Executive
Officer


                         LACLEDE STEEL COMPANY



                         By:
                         Name: John B. McKinney
                         Title: President and Chief Executive
Officer

               MANAGEMENT STOCK PURCHASE AGREEMENT

          THIS MANAGEMENT STOCK PURCHASE AGREEMENT (the
"Agreement") is entered into as of July 30, 1996, by and between John B. McKinney, an individual residing at 19 Picardy, St.
Louis, Missouri 63124 ("Purchaser"), and Laclede Steel Company, a
Delaware corporation (the "Company").

                             RECITALS

          A. Purchaser agrees to purchase from the Company, on the following terms and conditions, 13,333 shares (the "Series A Shares") of the Company's Series A Preferred Stock, no par value, (the "Series A Preferred Stock") at a price of $15.00 per share.

          B. The Company agrees to sell to Purchaser, on the following terms and conditions, the Series A Shares.

          C.   The Form of Certificate of Designation of the
Company's Series A Preferred Stock is attached hereto as Exhibit
A.

          NOW, THEREFORE, in consideration of the recitals and the mutual covenants, representations, warranties, conditions, and agreement hereinafter expressed, the Parties agree as follows:

                            ARTICLE I
               PURCHASE AND SALE OF SERIES A SHARES

          1.1 The Series A Shares. Upon the terms and subject to the conditions set forth in this Agreement, at Closing, the Company shall sell and deliver to Purchaser and Purchaser shall purchase and accept from the Company the Series A Shares, free and clear of all security interests, claims, and restrictions.

          1.2 Consideration. The consideration that Purchaser shall pay the Company for the Series A Shares shall be TWO
HUNDRED THOUSAND DOLLARS ($200,000) ("Purchase Price").

          1.3 Closing. The consummation of the transactions contemplated hereby ("Closing") shall take place at the offices of the Company at 9:00 a.m. local time on the date hereof
("Closing Date").

          1.4 Deliveries of the Company at Closing. The Company shall issue and deliver to Purchaser a certificate or certificates evidencing the Series A Shares and the other agreements, certificates and other instruments referred to in this Agreement to be executed at or prior to the Closing. In addition, Bryan Cave LLP, counsel to the Company, shall deliver its opinion in the form of Exhibit B.

          1.5 Deliveries of Purchaser at Closing. At Closing, Purchaser shall wire in immediately-available funds, to an account designated by the Company, the Purchase Price.
          1.6 Restricted Nature of Series A Shares. Purchaser acknowledges that the Series A Shares, in its hands, will be restricted securities which may not be sold or offered for sale in the absence of an effective registration statement as to such Series A Shares under the Securities Act of 1933, as amended, or an opinion of counsel satisfactory to the Company that such registration is not required. In this regard, at Closing, the parties hereto shall enter into a Registration Rights Agreement, substantially in the form of Exhibit C hereto.

                            ARTICLE II
                  REPRESENTATIONS AND WARRANTIES

          2.1  Representations and Warranties of the Company.    The Company
represents and warrants to and agrees with Purchaser that:

               (a) The Company is a corporation duly organized and validly existing, is in good standing under the laws of the State of Delaware, and has all requisite corporate power and authority to carry on its business as described in the draft prospectus attached hereto as Exhibit D (the "Prospectus"). The Company is duly qualified as a foreign corporation and is in good standing in all other jurisdictions in which such qualification is required, provided however, that the Company need not be qualified in a jurisdiction in which its failure to qualify would not have a material adverse effect on its operations or financial condition.

               (b) The Company has full corporate power and authority to enter into and deliver this Agreement, to perform its obligations hereunder, and to consummate the transactions contemplated hereby.

               (c) This Agreement has been duly authorized, executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms;

               (d) The holders of outstanding shares of capital stock of the Company and warrants, options or other securities to purchase shares of capital stock of the Company are not entitled to any preemptive rights to subscribe for the Series A Shares.

               (e) Since the quarterly report on Form 10-Q for the quarter ended March 31, 1996, there has been no material adverse change in the condition or general affairs, business, operations, assets or properties of the Company and its subsidiaries, financial or otherwise, other than as referred to in the Prospectus.

               (f)  The Series A Shares have been duly
authorized, and when issued and paid for, will be validly issued, fully paid and non-assessable, and upon stockholder approval of the (i) decrease in par value of the Company's common stock, par value $13.33 per share ("Common Stock"), (ii) increase in authorized shares of Common Stock, and (iii) recapitalization of Series A Preferred Stock into convertible preferred stock as contemplated by Section 11 of the Certificate of Designation for such series, the Common
Stock issuable upon conversion of the Series A Shares will be duly authorized, and when issued, will be validly issued, fully paid and non-assessable.

               (g) The Board of Directors has authorized the (i) decrease in par value of the Common Stock, (ii) increase in authorized shares of Common Stock, and (iii) in order to comply with NASD requirements regarding stockholder approval, the recapitalization of the Series A Preferred Stock into convertible preferred stock as contemplated by Section 11 of the Certificate of Designation for such series (the "Recapitalization"), and recommended such items to the stockholders of the Company for approval.

               (h)  The Series A Shares and 50,000 shares of
Series A Preferred Stock sold to members of management of the Company simultaneously with the execution of this Agreement are the only shares of Series A Preferred Stock issued and outstanding.

               (i) As of June 30, 1996, the Company's net assets total $11,442,000, its retained earnings (deficit) totals
($7,391,000) its stated capital totals $54,081,000 and its capital in excess of par totals $247,000. All such amounts are subject to audit.

               (j) The issuance of the Series A Shares and the execution and delivery of this Agreement, the consummation of the transactions herein contemplated and the compliance with the terms of this Agreement will not conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, or give rise to rights of termination under, any deed of trust, lease, sublease, the Certificate of Incorporation or by-laws of the Company or any of its subsidiaries, or any indenture, mortgage, or other agreement or instrument to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries, or its or their property is bound, or any applicable law, rule, regulation, judgment, order or decree of any government, governmental instrumentality or court, domestic or foreign, having jurisdiction over the Company or any of its subsidiaries, or the properties or operations of any of them.

               (k) The computation as to the availability by the Company to make dividend payments under the terms of the two Financing Agreements, each dated October 1, 1976 between the City of Alton, Illinois and the Company attached hereto as Exhibit E is true and correct as of the date calculated and listed thereon.

               (l) Certain members of management of the Company have executed the stock purchase agreement for Series A Preferred Stock attached hereto as Exhibit F and will purchase an aggregate amount of $750,000 of the Company's Series A Preferred Stock simultaneously with the Closing.

               (m)  The Company's Board of Directors has
authorized, subject to approval by the stockholders of the Company of the reduction of the par value per share of the Company's common stock from $13.33 per share to $0.01 per share, subject to the requirements of the Delaware General Corporation Law, the reduction of capital by $54,027,784 and transfer such amount to surplus.
               (n) There are no restrictions or limitations on the payment of dividends on the Series A Preferred Stock which are more onerous than the limitations under the Financing Agreements dated October 1, 1976, between the City of Alton, Illinois and the Company except under the Delaware General Corporation Law.

               (o) The amendments and waivers with respect to the Loan and Security Agreement among certain financial institutions named therein, Bank America Business Credit, Inc., as Agent, the Company and certain subsidiaries of the Company, dated as of September 7, 1994, as amended (the "Loan Agreement"), attached hereto as Exhibit G either have become effective or shall become effective simultaneously with the Closing.

               (p) All existing employment agreements between the Company and its executive officers (the "Employment
Agreements"), copies of which are attached hereto as Exhibit A, have been amended to eliminate the provisions regarding payments to be made upon a change in control.

               (q) Except as disclosed in public filings, the Company has no agreements or arrangements with its management or directors.

               (r) No event of default is existing under any indebtedness for borrowed money of the Company or any or its subsidiaries or under any indenture, mortgage, or other agreement or instrument to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries, or any of its or their property is bound.

               (s) The Prospectus does not and all documents filed by the Company with the Securities and Exchange Commission since January 1, 1994, did not at the time of filing, contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements contained therein not misleading.

               (t) No consent is necessary for the consummation of the transactions contemplated hereby which has not been obtained.

               (u) The Company has not given registration rights to any person other than Ivaco, Purchaser and certain other members of management in connection with the purchase of 50,000 shares of Series A Preferred Stock contemporaneously with the execution hereof.

               (v) Immediately prior and without giving effect to the transactions contemplated hereby, the authorized capital stock of the Company consists of (i) 7,000,000 shares of common stock, par value $13.33 per share, of which 4,056,140 shares are issued and outstanding, and (ii) 2,000,000 shares of preferred stock, no par value, of which 1,064,036 are designated Series A Preferred Stock, and none of which are issued and outstanding.

                           ARTICLE III
                     COVENANTS OF THE COMPANY

          In further consideration of the agreements of Purchaser herein contained, the Company covenants as follows:

          3.1  Stockholder Approvals.   The Company will use its
best efforts to cause its stockholders to approve and authorize, as soon as possible and in any event on or before September 30, 1996, (a) an increase in the number of authorized shares of the Company's common stock from 5,000,000 to 25,000,000, (b) a reduction of the par value per share of common stock from $13.33 per share to $0.01 per share and (c) in order to comply with NASD requirements regarding stockholder approval, the Recapitalization.

          3.2  Rights Offering.    The Company will prepare and
file a registration statement with the Securities and Exchange Commission with respect to a rights offering to all of the Company stockholders (the "Rights Offering"), entitling all such stockholders to subscribe, pro rata (excluding the right of Ivaco to subscribe for the amount of Series A Preferred Stock purchased by Ivaco pursuant to the Stock Purchase Agreement dated as of the date hereof between the Company and Ivaco) for 647,369 shares of the Company's Series A Preferred Stock. The Company shall prepare documentation regarding the Rights Offering in a form which is reasonably satisfactory to Purchaser and shall use its best efforts to consummate the Rights Offering prior to December 31, 1996.

          3.3 No Dilutive Action. The Company will take no action prior to the Recapitalization Approval Date which would cause an adjustment under Section 12 of the Certificate of Designation for the Series A Preferred Stock if such action was taken after the Recapitalization Approval Date

          3.4  Listing of Securities.   The Company will use its
best efforts to list the Series A Preferred Stock, if eligible, on the principal national securities exchange on which the Common
Stock is listed or if such stock is not then so listed, the NASDAQ National Market System, if eligible, or the over-the-counter market, as designated on the NASDAQ System Level 1 (or comparable system), if eligible.

          3.5  Specific Performance.    Because the breach or
anticipated breach of the covenants provided for in this Section 3 will result in immediate and irreparable harm and injury to Purchaser, for which it will not have an adequate remedy at law, the Company agrees that Purchaser shall be entitled to relief in equity, including but not limited to specific performance, to remedy such breach or anticipated breach and to seek any and all other legal and equitable remedies to which Purchaser may be entitled.

                            ARTICLE IV
                     MISCELLANEOUS PROVISIONS

          4.1 Notice. All notices, requests, demands, and other communications required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given and made upon being delivered either by courier or fax delivery to the party for whom it is intended, provided that a copy thereof is deposited, postage prepaid, certified or registered mail, return receipt requested, in the United States mail, bearing the address shown in this Section 4.1 for, or such other address as may be designated in writing hereafter by, such party:

               If to Purchaser:

               John B. McKinney
               19 Picardy
               St. Louis, Missouri 63124

               If to the Company:

               Laclede Steel Company
               One Metropolitan Square
               211 North Broadway
               St. Louis, Missouri 63102-2738
               Attention: Michael H. Lane

               With a copy to:

               Bryan Cave LLP
               One Metropolitan Square, Suite 3600
               St. Louis, Missouri 63102
               Attention: Frank P. Wolff, Jr.

          4.2 Entire Agreement. This Agreement embodies the entire agreement and understanding of the parties hereto with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements and understandings relative to such subject matter.

          4.3 Counterparts. This Agreement may be executed simultaneously in multiple counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

          4.4 Headings; Interpretation. The article and section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement. Each reference in this Agreement to an Article, Section, or Exhibit, unless otherwise indicated, shall mean an Article or a Section of this Agreement or an Exhibit attached to this Agreement, respectively. References herein to "days", unless otherwise indicated, are to consecutive calendar days. Both parties have participated substantially in the negotiation and drafting of this Agreement and agree that no ambiguity herein should be construed against the draftsman.

          4.5 Assignment. This Agreement and all the various rights and obligations arising hereunder shall inure to the benefit of and be binding upon Purchaser, its successors and assigns.

          4.6 Governing Law. This Agreement shall in all respects be construed in accordance with and governed by the substantive laws of the State of Delaware, without reference to its choice of law rules.

          IN WITNESS WHEREOF, each of the Parties hereto has caused this Agreement to be executed as of the date first above written.

                         PURCHASER




                         John B. McKinney



                         LACLEDE STEEL COMPANY



                         By:
                         Name: Michael H. Lane
                         Title: Vice President-Finance, Treasurer
                              and Secretary

               MANAGEMENT STOCK PURCHASE AGREEMENT

          THIS MANAGEMENT STOCK PURCHASE AGREEMENT (the
"Agreement") is entered into as of July 30, 1996, by and between Michael H. Lane, an individual residing at 3708 Sunset Chase
Drive, Sunset Hills, Missouri 63127 ("Purchaser"), and Laclede
Steel Company, a Delaware corporation (the "Company").

                             RECITALS

          A. Purchaser agrees to purchase from the Company, on the following terms and conditions, 5,000 shares (the "Series A Shares") of the Company's Series A Preferred Stock, no par value, (the "Series A Preferred Stock") at a price of $15.00 per share.

          B. The Company agrees to sell to Purchaser, on the following terms and conditions, the Series A Shares.

          C.   The Form of Certificate of Designation of the
Company's Series A Preferred Stock is attached hereto as Exhibit
A.

          NOW, THEREFORE, in consideration of the recitals and the mutual covenants, representations, warranties, conditions, and agreement hereinafter expressed, the Parties agree as follows:

                            ARTICLE I
               PURCHASE AND SALE OF SERIES A SHARES

          1.1 The Series A Shares. Upon the terms and subject to the conditions set forth in this Agreement, at Closing, the Company shall sell and deliver to Purchaser and Purchaser shall purchase and accept from the Company the Series A Shares, free and clear of all security interests, claims, and restrictions.

          1.2 Consideration. The consideration that Purchaser shall pay the Company for the Series A Shares shall be SEVENTY
FIVE THOUSAND DOLLARS ($75,000) ("Purchase Price").

          1.3 Closing. The consummation of the transactions contemplated hereby ("Closing") shall take place at the offices of the Company at 9:00 a.m. local time on the date hereof
("Closing Date").

          1.4 Deliveries of the Company at Closing. The Company shall issue and deliver to Purchaser a certificate or certificates evidencing the Series A Shares and the other agreements, certificates and other instruments referred to in this Agreement to be executed at or prior to the Closing. In addition, Bryan Cave LLP, counsel to the Company, shall deliver its opinion in the form of Exhibit B.

          1.5 Deliveries of Purchaser at Closing. At Closing, Purchaser shall wire in immediately-available funds, to an account designated by the Company, the Purchase Price.
          1.6 Restricted Nature of Series A Shares. Purchaser acknowledges that the Series A Shares, in its hands, will be restricted securities which may not be sold or offered for sale in the absence of an effective registration statement as to such Series A Shares under the Securities Act of 1933, as amended, or an opinion of counsel satisfactory to the Company that such registration is not required. In this regard, at Closing, the parties hereto shall enter into a Registration Rights Agreement, substantially in the form of Exhibit C hereto.

                            ARTICLE II
                  REPRESENTATIONS AND WARRANTIES

          2.1  Representations and Warranties of the Company.    The Company
represents and warrants to and agrees with Purchaser that:

               (a) The Company is a corporation duly organized and validly existing, is in good standing under the laws of the State of Delaware, and has all requisite corporate power and authority to carry on its business as described in the draft prospectus attached hereto as Exhibit D (the "Prospectus"). The Company is duly qualified as a foreign corporation and is in good standing in all other jurisdictions in which such qualification is required, provided however, that the Company need not be qualified in a jurisdiction in which its failure to qualify would not have a material adverse effect on its operations or financial condition.

               (b) The Company has full corporate power and authority to enter into and deliver this Agreement, to perform its obligations hereunder, and to consummate the transactions contemplated hereby.

               (c) This Agreement has been duly authorized, executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms;

               (d) The holders of outstanding shares of capital stock of the Company and warrants, options or other securities to purchase shares of capital stock of the Company are not entitled to any preemptive rights to subscribe for the Series A Shares.

               (e) Since the quarterly report on Form 10-Q for the quarter ended March 31, 1996, there has been no material adverse change in the condition or general affairs, business, operations, assets or properties of the Company and its subsidiaries, financial or otherwise, other than as referred to in the Prospectus.

               (f)  The Series A Shares have been duly
authorized, and when issued and paid for, will be validly issued, fully paid and non-assessable, and upon stockholder approval of the (i) decrease in par value of the Company's common stock, par value $13.33 per share ("Common Stock"), (ii) increase in authorized shares of Common Stock, and (iii) recapitalization of Series A Preferred Stock into convertible preferred stock as contemplated by Section 11 of the Certificate of Designation for such series, the Common
Stock issuable upon conversion of the Series A Shares will be duly authorized, and when issued, will be validly issued, fully paid and non-assessable.

               (g) The Board of Directors has authorized the (i) decrease in par value of the Common Stock, (ii) increase in authorized shares of Common Stock, and (iii) in order to comply with NASD requirements regarding stockholder approval, the recapitalization of the Series A Preferred Stock into convertible preferred stock as contemplated by Section 11 of the Certificate of Designation for such series (the "Recapitalization"), and recommended such items to the stockholders of the Company for approval.

               (h)  The Series A Shares and 50,000 shares of
Series A Preferred Stock sold to members of management of the Company simultaneously with the execution of this Agreement are the only shares of Series A Preferred Stock issued and outstanding.

               (i) As of June 30, 1996, the Company's net assets total $11,442,000, its retained earnings (deficit) totals
($7,391,000) its stated capital totals $54,081,000 and its capital in excess of par totals $247,000. All such amounts are subject to audit.

               (j) The issuance of the Series A Shares and the execution and delivery of this Agreement, the consummation of the transactions herein contemplated and the compliance with the terms of this Agreement will not conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, or give rise to rights of termination under, any deed of trust, lease, sublease, the Certificate of Incorporation or by-laws of the Company or any of its subsidiaries, or any indenture, mortgage, or other agreement or instrument to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries, or its or their property is bound, or any applicable law, rule, regulation, judgment, order or decree of any government, governmental instrumentality or court, domestic or foreign, having jurisdiction over the Company or any of its subsidiaries, or the properties or operations of any of them.

               (k) The computation as to the availability by the Company to make dividend payments under the terms of the two Financing Agreements, each dated October 1, 1976 between the City of Alton, Illinois and the Company attached hereto as Exhibit E is true and correct as of the date calculated and listed thereon.

               (l) Certain members of management of the Company have executed the stock purchase agreement for Series A Preferred Stock attached hereto as Exhibit F and will purchase an aggregate amount of $750,000 of the Company's Series A Preferred Stock simultaneously with the Closing.

               (m)  The Company's Board of Directors has
authorized, subject to approval by the stockholders of the Company of the reduction of the par value per share of the Company's common stock from $13.33 per share to $0.01 per share, subject to the requirements of the Delaware General Corporation Law, the reduction of capital by $54,027,784 and transfer such amount to surplus.
               (n) There are no restrictions or limitations on the payment of dividends on the Series A Preferred Stock which are more onerous than the limitations under the Financing Agreements dated October 1, 1976, between the City of Alton, Illinois and the Company except under the Delaware General Corporation Law.

               (o) The amendments and waivers with respect to the Loan and Security Agreement among certain financial institutions named therein, Bank America Business Credit, Inc., as Agent, the Company and certain subsidiaries of the Company, dated as of September 7, 1994, as amended (the "Loan Agreement"), attached hereto as Exhibit G either have become effective or shall become effective simultaneously with the Closing.

               (p) All existing employment agreements between the Company and its executive officers (the "Employment
Agreements"), copies of which are attached hereto as Exhibit A, have been amended to eliminate the provisions regarding payments to be made upon a change in control.

               (q) Except as disclosed in public filings, the Company has no agreements or arrangements with its management or directors.

               (r) No event of default is existing under any indebtedness for borrowed money of the Company or any or its subsidiaries or under any indenture, mortgage, or other agreement or instrument to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries, or any of its or their property is bound.

               (s) The Prospectus does not and all documents filed by the Company with the Securities and Exchange Commission since January 1, 1994, did not at the time of filing, contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements contained therein not misleading.

               (t) No consent is necessary for the consummation of the transactions contemplated hereby which has not been obtained.

               (u) The Company has not given registration rights to any person other than Ivaco, Purchaser and certain other members of management in connection with the purchase of 50,000 shares of Series A Preferred Stock contemporaneously with the execution hereof.

               (v) Immediately prior and without giving effect to the transactions contemplated hereby, the authorized capital stock of the Company consists of (i) 7,000,000 shares of common stock, par value $13.33 per share, of which 4,056,140 shares are issued and outstanding, and (ii) 2,000,000 shares of preferred stock, no par value, of which 1,064,036 are designated Series A Preferred Stock, and none of which are issued and outstanding.

                           ARTICLE III
                     COVENANTS OF THE COMPANY

          In further consideration of the agreements of Purchaser herein contained, the Company covenants as follows:

          3.1  Stockholder Approvals.   The Company will use its
best efforts to cause its stockholders to approve and authorize, as soon as possible and in any event on or before September 30, 1996, (a) an increase in the number of authorized shares of the Company's common stock from 5,000,000 to 25,000,000, (b) a reduction of the par value per share of common stock from $13.33 per share to $0.01 per share and (c) in order to comply with NASD requirements regarding stockholder approval, the Recapitalization.

          3.2  Rights Offering.    The Company will prepare and
file a registration statement with the Securities and Exchange Commission with respect to a rights offering to all of the Company stockholders (the "Rights Offering"), entitling all such stockholders to subscribe, pro rata (excluding the right of Ivaco to subscribe for the amount of Series A Preferred Stock purchased by Ivaco pursuant to the Stock Purchase Agreement dated as of the date hereof between the Company and Ivaco) for 647,369 shares of the Company's Series A Preferred Stock. The Company shall prepare documentation regarding the Rights Offering in a form which is reasonably satisfactory to Purchaser and shall use its best efforts to consummate the Rights Offering prior to December 31, 1996.

          3.3 No Dilutive Action. The Company will take no action prior to the Recapitalization Approval Date which would cause an adjustment under Section 12 of the Certificate of Designation for the Series A Preferred Stock if such action was taken after the Recapitalization Approval Date

          3.4  Listing of Securities.   The Company will use its
best efforts to list the Series A Preferred Stock, if eligible, on the principal national securities exchange on which the Common
Stock is listed or if such stock is not then so listed, the NASDAQ National Market System, if eligible, or the over-the-counter market, as designated on the NASDAQ System Level 1 (or comparable system), if eligible.

          3.5  Specific Performance.    Because the breach or
anticipated breach of the covenants provided for in this Section 3 will result in immediate and irreparable harm and injury to Purchaser, for which it will not have an adequate remedy at law, the Company agrees that Purchaser shall be entitled to relief in equity, including but not limited to specific performance, to remedy such breach or anticipated breach and to seek any and all other legal and equitable remedies to which Purchaser may be entitled.

                            ARTICLE IV
                     MISCELLANEOUS PROVISIONS

          4.1 Notice. All notices, requests, demands, and other communications required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given and made upon being delivered either by courier or fax delivery to the party for whom it is intended, provided that a copy thereof is deposited, postage prepaid, certified or registered mail, return receipt requested, in the United States mail, bearing the address shown in this Section 4.1 for, or such other address as may be designated in writing hereafter by, such party:

               If to Purchaser:

               Michael H. Lane
               3708 Sunset Chase Drive
               Sunset Hills, Missouri 63127

               If to the Company:

               Laclede Steel Company
               One Metropolitan Square
               211 North Broadway
               St. Louis, Missouri 63102-2738
               Attention: Michael H. Lane

               With a copy to:

               Bryan Cave LLP
               One Metropolitan Square, Suite 3600
               St. Louis, Missouri 63102
               Attention: Frank P. Wolff, Jr.

          4.2 Entire Agreement. This Agreement embodies the entire agreement and understanding of the parties hereto with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements and understandings relative to such subject matter.

          4.3 Counterparts. This Agreement may be executed simultaneously in multiple counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

          4.4 Headings; Interpretation. The article and section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement. Each reference in this Agreement to an Article, Section, or Exhibit, unless otherwise indicated, shall mean an Article or a Section of this Agreement or an Exhibit attached to this Agreement, respectively. References herein to "days", unless otherwise indicated, are to consecutive calendar days. Both parties have participated substantially in the negotiation and drafting of this Agreement and agree that no ambiguity herein should be construed against the draftsman.

          4.5 Assignment. This Agreement and all the various rights and obligations arising hereunder shall inure to the benefit of and be binding upon Purchaser, its successors and assigns.

          4.6 Governing Law. This Agreement shall in all respects be construed in accordance with and governed by the substantive laws of the State of Delaware, without reference to its choice of law rules.

          IN WITNESS WHEREOF, each of the Parties hereto has caused this Agreement to be executed as of the date first above written.

                         PURCHASER




                         Michael H. Lane



                         LACLEDE STEEL COMPANY



                         By:
                         Name: John B. McKinney
                         Title: President and Chief Executive
Officer

               MANAGEMENT STOCK PURCHASE AGREEMENT

          THIS MANAGEMENT STOCK PURCHASE AGREEMENT (the
"Agreement") is entered into as of July 30, 1996, by and between
J. William Hebenstreit, an individual residing at #10 Hunter's
Point, O'Fallon, Illinois 62269 ("Purchaser"), and Laclede Steel
Company, a Delaware corporation (the "Company").

                             RECITALS

          A. Purchaser agrees to purchase from the Company, on the following terms and conditions, 21,667 shares (the "Series A Shares") of the Company's Series A Preferred Stock, no par value, (the "Series A Preferred Stock") at a price of $15.00 per share.

          B. The Company agrees to sell to Purchaser, on the following terms and conditions, the Series A Shares.

          C.   The Form of Certificate of Designation of the
Company's Series A Preferred Stock is attached hereto as Exhibit
A.

          NOW, THEREFORE, in consideration of the recitals and the mutual covenants, representations, warranties, conditions, and agreement hereinafter expressed, the Parties agree as follows:

                            ARTICLE I
               PURCHASE AND SALE OF SERIES A SHARES

          1.1 The Series A Shares. Upon the terms and subject to the conditions set forth in this Agreement, at Closing, the Company shall sell and deliver to Purchaser and Purchaser shall purchase and accept from the Company the Series A Shares, free and clear of all security interests, claims, and restrictions.

          1.2 Consideration. The consideration that Purchaser shall pay the Company for the Series A Shares shall be THREE
HUNDRED TWENTY FIVE THOUSAND DOLLARS ($325,000) ("Purchase
Price").

          1.3 Closing. The consummation of the transactions contemplated hereby ("Closing") shall take place at the offices of the Company at 9:00 a.m. local time on the date hereof
("Closing Date").

          1.4 Deliveries of the Company at Closing. The Company shall issue and deliver to Purchaser a certificate or certificates evidencing the Series A Shares and the other agreements, certificates and other instruments referred to in this Agreement to be executed at or prior to the Closing. In addition, Bryan Cave LLP, counsel to the Company, shall deliver its opinion in the form of Exhibit B.

          1.5  Deliveries of Purchaser at Closing.  At Closing,
Purchaser shall wire in immediately-available funds, to an account designated by the Company, the Purchase Price.

          1.6 Restricted Nature of Series A Shares. Purchaser acknowledges that the Series A Shares, in its hands, will be restricted securities which may not be sold or offered for sale in the absence of an effective registration statement as to such Series A Shares under the Securities Act of 1933, as amended, or an opinion of counsel satisfactory to the Company that such registration is not required. In this regard, at Closing, the parties hereto shall enter into a Registration Rights Agreement, substantially in the form of Exhibit C hereto.

                            ARTICLE II
                  REPRESENTATIONS AND WARRANTIES

          2.1  Representations and Warranties of the Company.    The Company
represents and warrants to and agrees with Purchaser that:

               (a) The Company is a corporation duly organized and validly existing, is in good standing under the laws of the State of Delaware, and has all requisite corporate power and authority to carry on its business as described in the draft prospectus attached hereto as Exhibit D (the "Prospectus"). The Company is duly qualified as a foreign corporation and is in good standing in all other jurisdictions in which such qualification is required, provided however, that the Company need not be qualified in a jurisdiction in which its failure to qualify would not have a material adverse effect on its operations or financial condition.

               (b) The Company has full corporate power and authority to enter into and deliver this Agreement, to perform its obligations hereunder, and to consummate the transactions contemplated hereby.

               (c) This Agreement has been duly authorized, executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms;

               (d) The holders of outstanding shares of capital stock of the Company and warrants, options or other securities to purchase shares of capital stock of the Company are not entitled to any preemptive rights to subscribe for the Series A Shares.

               (e) Since the quarterly report on Form 10-Q for the quarter ended March 31, 1996, there has been no material adverse change in the condition or general affairs, business, operations, assets or properties of the Company and its subsidiaries, financial or otherwise, other than as referred to in the Prospectus.

               (f)  The Series A Shares have been duly
authorized, and when issued and paid for, will be validly issued, fully paid and non-assessable, and upon stockholder approval of the (i) decrease in par value of the Company's common stock, par value $13.33 per share ("Common Stock"), (ii) increase in authorized shares of Common Stock, and (iii) recapitalization of Series A Preferred Stock into convertible preferred stock as contemplated by Section 11 of the Certificate of Designation for such series, the Common Stock issuable upon conversion of the Series A Shares will be duly authorized, and when issued, will be validly issued, fully paid and non-assessable.

               (g) The Board of Directors has authorized the (i) decrease in par value of the Common Stock, (ii) increase in authorized shares of Common Stock, and (iii) in order to comply with NASD requirements regarding stockholder approval, the recapitalization of the Series A Preferred Stock into convertible preferred stock as contemplated by Section 11 of the Certificate of Designation for such series (the "Recapitalization"), and recommended such items to the stockholders of the Company for approval.

               (h)  The Series A Shares and 50,000 shares of
Series A Preferred Stock sold to members of management of the Company simultaneously with the execution of this Agreement are the only shares of Series A Preferred Stock issued and outstanding.

               (i) As of June 30, 1996, the Company's net assets total $11,442,000, its retained earnings (deficit) totals
($7,391,000) its stated capital totals $54,081,000 and its capital in excess of par totals $247,000. All such amounts are subject to audit.

               (j) The issuance of the Series A Shares and the execution and delivery of this Agreement, the consummation of the transactions herein contemplated and the compliance with the terms of this Agreement will not conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, or give rise to rights of termination under, any deed of trust, lease, sublease, the Certificate of Incorporation or by-laws of the Company or any of its subsidiaries, or any indenture, mortgage, or other agreement or instrument to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries, or its or their property is bound, or any applicable law, rule, regulation, judgment, order or decree of any government, governmental instrumentality or court, domestic or foreign, having jurisdiction over the Company or any of its subsidiaries, or the properties or operations of any of them.

               (k) The computation as to the availability by the Company to make dividend payments under the terms of the two Financing Agreements, each dated October 1, 1976 between the City of Alton, Illinois and the Company attached hereto as Exhibit E is true and correct as of the date calculated and listed thereon.

               (l) Certain members of management of the Company have executed the stock purchase agreement for Series A Preferred Stock attached hereto as Exhibit F and will purchase an aggregate amount of $750,000 of the Company's Series A Preferred Stock simultaneously with the Closing.

               (m)  The Company's Board of Directors has
authorized, subject to approval by the stockholders of the Company of the reduction of the par value per share of the Company's common stock from $13.33 per share to $0.01 per share, subject to the requirements of the Delaware General Corporation Law, the reduction of capital by $54,027,784 and transfer such amount to surplus.

               (n) There are no restrictions or limitations on the payment of dividends on the Series A Preferred Stock which are more onerous than the limitations under the Financing Agreements dated October 1, 1976, between the City of Alton, Illinois and the Company except under the Delaware General Corporation Law.

               (o) The amendments and waivers with respect to the Loan and Security Agreement among certain financial institutions named therein, Bank America Business Credit, Inc., as Agent, the Company and certain subsidiaries of the Company, dated as of September 7, 1994, as amended (the "Loan Agreement"), attached hereto as Exhibit G either have become effective or shall become effective simultaneously with the Closing.

               (p) All existing employment agreements between the Company and its executive officers (the "Employment
Agreements"), copies of which are attached hereto as Exhibit A, have been amended to eliminate the provisions regarding payments to be made upon a change in control.

               (q) Except as disclosed in public filings, the Company has no agreements or arrangements with its management or directors.

               (r) No event of default is existing under any indebtedness for borrowed money of the Company or any or its subsidiaries or under any indenture, mortgage, or other agreement or instrument to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries, or any of its or their property is bound.

               (s) The Prospectus does not and all documents filed by the Company with the Securities and Exchange Commission since January 1, 1994, did not at the time of filing, contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements contained therein not misleading.

               (t) No consent is necessary for the consummation of the transactions contemplated hereby which has not been obtained.

               (u) The Company has not given registration rights to any person other than Ivaco, Purchaser and certain other members of management in connection with the purchase of 50,000 shares of Series A Preferred Stock contemporaneously with the execution hereof.

               (v) Immediately prior and without giving effect to the transactions contemplated hereby, the authorized capital stock of the Company consists of (i) 7,000,000 shares of common stock, par value $13.33 per share, of which 4,056,140 shares are issued and outstanding, and (ii) 2,000,000 shares of preferred stock, no par value, of which 1,064,036 are designated Series A Preferred Stock, and none of which are issued and outstanding.

                           ARTICLE III
                     COVENANTS OF THE COMPANY

          In further consideration of the agreements of Purchaser herein contained, the Company covenants as follows:

          3.1  Stockholder Approvals.   The Company will use its
best efforts to cause its stockholders to approve and authorize, as soon as possible and in any event on or before September 30, 1996, (a) an increase in the number of authorized shares of the Company's common stock from 5,000,000 to 25,000,000, (b) a reduction of the par value per share of common stock from $13.33 per share to $0.01 per share and (c) in order to comply with NASD requirements regarding stockholder approval, the Recapitalization.

          3.2  Rights Offering.    The Company will prepare and
file a registration statement with the Securities and Exchange Commission with respect to a rights offering to all of the Company stockholders (the "Rights Offering"), entitling all such stockholders to subscribe, pro rata (excluding the right of Ivaco to subscribe for the amount of Series A Preferred Stock purchased by Ivaco pursuant to the Stock Purchase Agreement dated as of the date hereof between the Company and Ivaco) for 647,369 shares of the Company's Series A Preferred Stock. The Company shall prepare documentation regarding the Rights Offering in a form which is reasonably satisfactory to Purchaser and shall use its best efforts to consummate the Rights Offering prior to December 31, 1996.

          3.3 No Dilutive Action. The Company will take no action prior to the Recapitalization Approval Date which would cause an adjustment under Section 12 of the Certificate of Designation for the Series A Preferred Stock if such action was taken after the Recapitalization Approval Date

          3.4  Listing of Securities.   The Company will use its
best efforts to list the Series A Preferred Stock, if eligible, on the principal national securities exchange on which the Common
Stock is listed or if such stock is not then so listed, the NASDAQ National Market System, if eligible, or the over-the-counter market, as designated on the NASDAQ System Level 1 (or comparable system), if eligible.

          3.5  Specific Performance.    Because the breach or
anticipated breach of the covenants provided for in this Section 3 will result in immediate and irreparable harm and injury to Purchaser, for which it will not have an adequate remedy at law, the Company agrees that Purchaser shall be entitled to relief in equity, including but not limited to specific performance, to remedy such breach or anticipated breach and to seek any and all other legal and equitable remedies to which Purchaser may be entitled.

                            ARTICLE IV
                     MISCELLANEOUS PROVISIONS

          4.1 Notice. All notices, requests, demands, and other communications required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given and made upon being delivered either by courier or fax delivery to the party for whom it is intended, provided that a copy thereof is deposited, postage prepaid, certified or registered mail, return receipt requested, in the United States mail, bearing the address shown in this Section 4.1 for, or such other address as may be designated in writing hereafter by, such party:

               If to Purchaser:

               J. William Hebenstreit
               #10 Hunter's Point
               O'Fallon, Illinois 62269

               If to the Company:

               Laclede Steel Company
               One Metropolitan Square
               211 North Broadway
               St. Louis, Missouri 63102-2738
               Attention: Michael H. Lane

               With a copy to:

               Bryan Cave LLP
               One Metropolitan Square, Suite 3600
               St. Louis, Missouri 63102
               Attention: Frank P. Wolff, Jr.

          4.2 Entire Agreement. This Agreement embodies the entire agreement and understanding of the parties hereto with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements and understandings relative to such subject matter.

          4.3 Counterparts. This Agreement may be executed simultaneously in multiple counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

          4.4 Headings; Interpretation. The article and section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement. Each reference in this Agreement to an Article, Section, or Exhibit, unless otherwise indicated, shall mean an Article or a Section of this Agreement or an Exhibit attached to this Agreement, respectively. References herein to "days", unless otherwise indicated, are to consecutive calendar days. Both parties have participated substantially in the negotiation and drafting of this Agreement and agree that no ambiguity herein should be construed against the draftsman.

          4.5 Assignment. This Agreement and all the various rights and obligations arising hereunder shall inure to the benefit of and be binding upon Purchaser, its successors and assigns.

          4.6 Governing Law. This Agreement shall in all respects be construed in accordance with and governed by the substantive laws of the State of Delaware, without reference to its choice of law rules.

          IN WITNESS WHEREOF, each of the Parties hereto has caused this Agreement to be executed as of the date first above written.

                         PURCHASER




                         J. William Hebenstreit



                         LACLEDE STEEL COMPANY



                         By:
                         Name: John B. McKinney
                         Title: President and Chief Executive
Officer

               MANAGEMENT STOCK PURCHASE AGREEMENT

          THIS MANAGEMENT STOCK PURCHASE AGREEMENT (the
"Agreement") is entered into as of July 30, 1996, by and between Larry J. Schnurbusch, an individual residing at 12248 Winrock
Drive, Creve Coeur, Missouri 63141 ("Purchaser"), and Laclede
Steel Company, a Delaware corporation (the "Company").

                             RECITALS

          A. Purchaser agrees to purchase from the Company, on the following terms and conditions, 5,000 shares (the "Series A Shares") of the Company's Series A Preferred Stock, no par value, (the "Series A Preferred Stock") at a price of $15.00 per share.

          B. The Company agrees to sell to Purchaser, on the following terms and conditions, the Series A Shares.

          C.   The Form of Certificate of Designation of the
Company's Series A Preferred Stock is attached hereto as Exhibit
A.

          NOW, THEREFORE, in consideration of the recitals and the mutual covenants, representations, warranties, conditions, and agreement hereinafter expressed, the Parties agree as follows:

                            ARTICLE I
               PURCHASE AND SALE OF SERIES A SHARES

          1.1 The Series A Shares. Upon the terms and subject to the conditions set forth in this Agreement, at Closing, the Company shall sell and deliver to Purchaser and Purchaser shall purchase and accept from the Company the Series A Shares, free and clear of all security interests, claims, and restrictions.

          1.2 Consideration. The consideration that Purchaser shall pay the Company for the Series A Shares shall be SEVENTY
FIVE THOUSAND DOLLARS ($75,000) ("Purchase Price").

          1.3 Closing. The consummation of the transactions contemplated hereby ("Closing") shall take place at the offices of the Company at 9:00 a.m. local time on the date hereof
("Closing Date").

          1.4 Deliveries of the Company at Closing. The Company shall issue and deliver to Purchaser a certificate or certificates evidencing the Series A Shares and the other agreements, certificates and other instruments referred to in this Agreement to be executed at or prior to the Closing. In addition, Bryan Cave LLP, counsel to the Company, shall deliver its opinion in the form of Exhibit B.

          1.5  Deliveries of Purchaser at Closing.  At Closing,
Purchaser shall wire in immediately-available funds, to an account designated by the Company, the Purchase Price.

          1.6 Restricted Nature of Series A Shares. Purchaser acknowledges that the Series A Shares, in its hands, will be restricted securities which may not be sold or offered for sale in the absence of an effective registration statement as to such Series A Shares under the Securities Act of 1933, as amended, or an opinion of counsel satisfactory to the Company that such registration is not required. In this regard, at Closing, the parties hereto shall enter into a Registration Rights Agreement, substantially in the form of Exhibit C hereto.

                            ARTICLE II
                  REPRESENTATIONS AND WARRANTIES

          2.1  Representations and Warranties of the Company.    The Company
represents and warrants to and agrees with Purchaser that:

               (a) The Company is a corporation duly organized and validly existing, is in good standing under the laws of the State of Delaware, and has all requisite corporate power and authority to carry on its business as described in the draft prospectus attached hereto as Exhibit D (the "Prospectus"). The Company is duly qualified as a foreign corporation and is in good standing in all other jurisdictions in which such qualification is required, provided however, that the Company need not be qualified in a jurisdiction in which its failure to qualify would not have a material adverse effect on its operations or financial condition.

               (b) The Company has full corporate power and authority to enter into and deliver this Agreement, to perform its obligations hereunder, and to consummate the transactions contemplated hereby.

               (c) This Agreement has been duly authorized, executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms;

               (d) The holders of outstanding shares of capital stock of the Company and warrants, options or other securities to purchase shares of capital stock of the Company are not entitled to any preemptive rights to subscribe for the Series A Shares.

               (e) Since the quarterly report on Form 10-Q for the quarter ended March 31, 1996, there has been no material adverse change in the condition or general affairs, business, operations, assets or properties of the Company and its subsidiaries, financial or otherwise, other than as referred to in the Prospectus.

               (f)  The Series A Shares have been duly
authorized, and when issued and paid for, will be validly issued, fully paid and non-assessable, and upon stockholder approval of the (i) decrease in par value of the Company's common stock, par value $13.33 per share ("Common Stock"), (ii) increase in authorized shares of Common Stock, and (iii) recapitalization of Series A Preferred Stock into convertible preferred stock as contemplated by Section 11 of the Certificate of Designation for such series, the Common Stock issuable upon conversion of the Series A Shares will be duly authorized, and when issued, will be validly issued, fully paid and non-assessable.

               (g) The Board of Directors has authorized the (i) decrease in par value of the Common Stock, (ii) increase in authorized shares of Common Stock, and (iii) in order to comply with NASD requirements regarding stockholder approval, the recapitalization of the Series A Preferred Stock into convertible preferred stock as contemplated by Section 11 of the Certificate of Designation for such series (the "Recapitalization"), and recommended such items to the stockholders of the Company for approval.

               (h)  The Series A Shares and 50,000 shares of
Series A Preferred Stock sold to members of management of the Company simultaneously with the execution of this Agreement are the only shares of Series A Preferred Stock issued and outstanding.

               (i) As of June 30, 1996, the Company's net assets total $11,442,000, its retained earnings (deficit) totals
($7,391,000) its stated capital totals $54,081,000 and its capital in excess of par totals $247,000. All such amounts are subject to audit.

               (j) The issuance of the Series A Shares and the execution and delivery of this Agreement, the consummation of the transactions herein contemplated and the compliance with the terms of this Agreement will not conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, or give rise to rights of termination under, any deed of trust, lease, sublease, the Certificate of Incorporation or by-laws of the Company or any of its subsidiaries, or any indenture, mortgage, or other agreement or instrument to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries, or its or their property is bound, or any applicable law, rule, regulation, judgment, order or decree of any government, governmental instrumentality or court, domestic or foreign, having jurisdiction over the Company or any of its subsidiaries, or the properties or operations of any of them.

               (k) The computation as to the availability by the Company to make dividend payments under the terms of the two Financing Agreements, each dated October 1, 1976 between the City of Alton, Illinois and the Company attached hereto as Exhibit E is true and correct as of the date calculated and listed thereon.

               (l) Certain members of management of the Company have executed the stock purchase agreement for Series A Preferred Stock attached hereto as Exhibit F and will purchase an aggregate amount of $750,000 of the Company's Series A Preferred Stock simultaneously with the Closing.

               (m)  The Company's Board of Directors has
authorized, subject to approval by the stockholders of the Company of the reduction of the par value per share of the Company's common stock from $13.33 per share to $0.01 per share, subject to the requirements of the Delaware General Corporation Law, the reduction of capital by $54,027,784 and transfer such amount to surplus.

               (n) There are no restrictions or limitations on the payment of dividends on the Series A Preferred Stock which are more onerous than the limitations under the Financing Agreements dated October 1, 1976, between the City of Alton, Illinois and the Company except under the Delaware General Corporation Law.

               (o) The amendments and waivers with respect to the Loan and Security Agreement among certain financial institutions named therein, Bank America Business Credit, Inc., as Agent, the Company and certain subsidiaries of the Company, dated as of September 7, 1994, as amended (the "Loan Agreement"), attached hereto as Exhibit G either have become effective or shall become effective simultaneously with the Closing.

               (p) All existing employment agreements between the Company and its executive officers (the "Employment
Agreements"), copies of which are attached hereto as Exhibit A, have been amended to eliminate the provisions regarding payments to be made upon a change in control.

               (q) Except as disclosed in public filings, the Company has no agreements or arrangements with its management or directors.

               (r) No event of default is existing under any indebtedness for borrowed money of the Company or any or its subsidiaries or under any indenture, mortgage, or other agreement or instrument to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries, or any of its or their property is bound.

               (s) The Prospectus does not and all documents filed by the Company with the Securities and Exchange Commission since January 1, 1994, did not at the time of filing, contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements contained therein not misleading.

               (t) No consent is necessary for the consummation of the transactions contemplated hereby which has not been obtained.

               (u) The Company has not given registration rights to any person other than Ivaco, Purchaser and certain other members of management in connection with the purchase of 50,000 shares of Series A Preferred Stock contemporaneously with the execution hereof.

               (v) Immediately prior and without giving effect to the transactions contemplated hereby, the authorized capital stock of the Company consists of (i) 7,000,000 shares of common stock, par value $13.33 per share, of which 4,056,140 shares are issued and outstanding, and (ii) 2,000,000 shares of preferred stock, no par value, of which 1,064,036 are designated Series A Preferred Stock, and none of which are issued and outstanding.

                           ARTICLE III
                     COVENANTS OF THE COMPANY

          In further consideration of the agreements of Purchaser herein contained, the Company covenants as follows:

          3.1  Stockholder Approvals.   The Company will use its
best efforts to cause its stockholders to approve and authorize, as soon as possible and in any event on or before September 30, 1996, (a) an increase in the number of authorized shares of the Company's common stock from 5,000,000 to 25,000,000, (b) a reduction of the par value per share of common stock from $13.33 per share to $0.01 per share and (c) in order to comply with NASD requirements regarding stockholder approval, the Recapitalization.

          3.2  Rights Offering.    The Company will prepare and
file a registration statement with the Securities and Exchange Commission with respect to a rights offering to all of the Company stockholders (the "Rights Offering"), entitling all such stockholders to subscribe, pro rata (excluding the right of Ivaco to subscribe for the amount of Series A Preferred Stock purchased by Ivaco pursuant to the Stock Purchase Agreement dated as of the date hereof between the Company and Ivaco) for 647,369 shares of the Company's Series A Preferred Stock. The Company shall prepare documentation regarding the Rights Offering in a form which is reasonably satisfactory to Purchaser and shall use its best efforts to consummate the Rights Offering prior to December 31, 1996.

          3.3 No Dilutive Action. The Company will take no action prior to the Recapitalization Approval Date which would cause an adjustment under Section 12 of the Certificate of Designation for the Series A Preferred Stock if such action was taken after the Recapitalization Approval Date

          3.4  Listing of Securities.   The Company will use its
best efforts to list the Series A Preferred Stock, if eligible, on the principal national securities exchange on which the Common
Stock is listed or if such stock is not then so listed, the NASDAQ National Market System, if eligible, or the over-the-counter market, as designated on the NASDAQ System Level 1 (or comparable system), if eligible.

          3.5  Specific Performance.    Because the breach or
anticipated breach of the covenants provided for in this Section 3 will result in immediate and irreparable harm and injury to Purchaser, for which it will not have an adequate remedy at law, the Company agrees that Purchaser shall be entitled to relief in equity, including but not limited to specific performance, to remedy such breach or anticipated breach and to seek any and all other legal and equitable remedies to which Purchaser may be entitled.

                            ARTICLE IV
                     MISCELLANEOUS PROVISIONS

          4.1 Notice. All notices, requests, demands, and other communications required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given and made upon being delivered either by courier or fax delivery to the party for whom it is intended, provided that a copy thereof is deposited, postage prepaid, certified or registered mail, return receipt requested, in the United States mail, bearing the address shown in this Section 4.1 for, or such other address as may be designated in writing hereafter by, such party:

               If to Purchaser:

               Larry J. Schnurbusch
               12248 Winrock Drive
               Creve Coeur, Missouri 63141

               If to the Company:

               Laclede Steel Company
               One Metropolitan Square
               211 North Broadway
               St. Louis, Missouri 63102-2738
               Attention: Michael H. Lane

               With a copy to:

               Bryan Cave LLP
               One Metropolitan Square, Suite 3600
               St. Louis, Missouri 63102
               Attention: Frank P. Wolff, Jr.

          4.2 Entire Agreement. This Agreement embodies the entire agreement and understanding of the parties hereto with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements and understandings relative to such subject matter.

          4.3 Counterparts. This Agreement may be executed simultaneously in multiple counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

          4.4 Headings; Interpretation. The article and section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement. Each reference in this Agreement to an Article, Section, or Exhibit, unless otherwise indicated, shall mean an Article or a Section of this Agreement or an Exhibit attached to this Agreement, respectively. References herein to "days", unless otherwise indicated, are to consecutive calendar days. Both parties have participated substantially in the negotiation and drafting of this Agreement and agree that no ambiguity herein should be construed against the draftsman.

          4.5 Assignment. This Agreement and all the various rights and obligations arising hereunder shall inure to the benefit of and be binding upon Purchaser, its successors and assigns.

          4.6 Governing Law. This Agreement shall in all respects be construed in accordance with and governed by the substantive laws of the State of Delaware, without reference to its choice of law rules.

          IN WITNESS WHEREOF, each of the Parties hereto has caused this Agreement to be executed as of the date first above written.

                         PURCHASER




                         Larry J. Schnurbusch



                         LACLEDE STEEL COMPANY



                         By:
                         Name: John B. McKinney
                         Title: President and Chief Executive
Officer

               MANAGEMENT STOCK PURCHASE AGREEMENT

          THIS MANAGEMENT STOCK PURCHASE AGREEMENT (the
"Agreement") is entered into as of July 30, 1996, by and between
H. Bruce Nethington, an individual residing at 1130 South Geyer
Road, Kirkwood, Missouri 63122 ("Purchaser"), and Laclede Steel
Company, a Delaware corporation (the "Company").

                             RECITALS

          A. Purchaser agrees to purchase from the Company, on the following terms and conditions, 5,000 shares (the "Series A Shares") of the Company's Series A Preferred Stock, no par value, (the "Series A Preferred Stock") at a price of $15.00 per share.

          B. The Company agrees to sell to Purchaser, on the following terms and conditions, the Series A Shares.

          C.   The Form of Certificate of Designation of the
Company's Series A Preferred Stock is attached hereto as Exhibit
A.

          NOW, THEREFORE, in consideration of the recitals and the mutual covenants, representations, warranties, conditions, and agreement hereinafter expressed, the Parties agree as follows:

                            ARTICLE I
               PURCHASE AND SALE OF SERIES A SHARES

          1.1 The Series A Shares. Upon the terms and subject to the conditions set forth in this Agreement, at Closing, the Company shall sell and deliver to Purchaser and Purchaser shall purchase and accept from the Company the Series A Shares, free and clear of all security interests, claims, and restrictions.

          1.2 Consideration. The consideration that Purchaser shall pay the Company for the Series A Shares shall be SEVENTY
FIVE THOUSAND DOLLARS ($75,000) ("Purchase Price").

          1.3 Closing. The consummation of the transactions contemplated hereby ("Closing") shall take place at the offices of the Company at 9:00 a.m. local time on the date hereof
("Closing Date").

          1.4 Deliveries of the Company at Closing. The Company shall issue and deliver to Purchaser a certificate or certificates evidencing the Series A Shares and the other agreements, certificates and other instruments referred to in this Agreement to be executed at or prior to the Closing. In addition, Bryan Cave LLP, counsel to the Company, shall deliver its opinion in the form of Exhibit B.

          1.5  Deliveries of Purchaser at Closing.  At Closing,
Purchaser shall wire in immediately-available funds, to an account designated by the Company, the Purchase Price.

          1.6 Restricted Nature of Series A Shares. Purchaser acknowledges that the Series A Shares, in its hands, will be restricted securities which may not be sold or offered for sale in the absence of an effective registration statement as to such Series A Shares under the Securities Act of 1933, as amended, or an opinion of counsel satisfactory to the Company that such registration is not required. In this regard, at Closing, the parties hereto shall enter into a Registration Rights Agreement, substantially in the form of Exhibit C hereto.

                            ARTICLE II
                  REPRESENTATIONS AND WARRANTIES

          2.1  Representations and Warranties of the Company.    The Company
represents and warrants to and agrees with Purchaser that:

               (a) The Company is a corporation duly organized and validly existing, is in good standing under the laws of the State of Delaware, and has all requisite corporate power and authority to carry on its business as described in the draft prospectus attached hereto as Exhibit D (the "Prospectus"). The Company is duly qualified as a foreign corporation and is in good standing in all other jurisdictions in which such qualification is required, provided however, that the Company need not be qualified in a jurisdiction in which its failure to qualify would not have a material adverse effect on its operations or financial condition.

               (b) The Company has full corporate power and authority to enter into and deliver this Agreement, to perform its obligations hereunder, and to consummate the transactions contemplated hereby.

               (c) This Agreement has been duly authorized, executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms;

               (d) The holders of outstanding shares of capital stock of the Company and warrants, options or other securities to purchase shares of capital stock of the Company are not entitled to any preemptive rights to subscribe for the Series A Shares.

               (e) Since the quarterly report on Form 10-Q for the quarter ended March 31, 1996, there has been no material adverse change in the condition or general affairs, business, operations, assets or properties of the Company and its subsidiaries, financial or otherwise, other than as referred to in the Prospectus.

               (f)  The Series A Shares have been duly
authorized, and when issued and paid for, will be validly issued, fully paid and non-assessable, and upon stockholder approval of the (i) decrease in par value of the Company's common stock, par value $13.33 per share ("Common Stock"), (ii) increase in authorized shares of Common Stock, and (iii) recapitalization of Series A Preferred Stock into convertible preferred stock as contemplated by Section 11 of the Certificate of Designation for such series, the Common Stock issuable upon conversion of the Series A Shares will be duly authorized, and when issued, will be validly issued, fully paid and non-assessable.

               (g) The Board of Directors has authorized the (i) decrease in par value of the Common Stock, (ii) increase in authorized shares of Common Stock, and (iii) in order to comply with NASD requirements regarding stockholder approval, the recapitalization of the Series A Preferred Stock into convertible preferred stock as contemplated by Section 11 of the Certificate of Designation for such series (the "Recapitalization"), and recommended such items to the stockholders of the Company for approval.

               (h)  The Series A Shares and 50,000 shares of
Series A Preferred Stock sold to members of management of the Company simultaneously with the execution of this Agreement are the only shares of Series A Preferred Stock issued and outstanding.

               (i) As of June 30, 1996, the Company's net assets total $11,442,000, its retained earnings (deficit) totals
($7,391,000) its stated capital totals $54,081,000 and its capital in excess of par totals $247,000. All such amounts are subject to audit.

               (j) The issuance of the Series A Shares and the execution and delivery of this Agreement, the consummation of the transactions herein contemplated and the compliance with the terms of this Agreement will not conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, or give rise to rights of termination under, any deed of trust, lease, sublease, the Certificate of Incorporation or by-laws of the Company or any of its subsidiaries, or any indenture, mortgage, or other agreement or instrument to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries, or its or their property is bound, or any applicable law, rule, regulation, judgment, order or decree of any government, governmental instrumentality or court, domestic or foreign, having jurisdiction over the Company or any of its subsidiaries, or the properties or operations of any of them.

               (k) The computation as to the availability by the Company to make dividend payments under the terms of the two Financing Agreements, each dated October 1, 1976 between the City of Alton, Illinois and the Company attached hereto as Exhibit E is true and correct as of the date calculated and listed thereon.

               (l) Certain members of management of the Company have executed the stock purchase agreement for Series A Preferred Stock attached hereto as Exhibit F and will purchase an aggregate amount of $750,000 of the Company's Series A Preferred Stock simultaneously with the Closing.

               (m)  The Company's Board of Directors has
authorized, subject to approval by the stockholders of the Company of the reduction of the par value per share of the Company's common stock from $13.33 per share to $0.01 per share, subject to the requirements of the Delaware General Corporation Law, the reduction of capital by $54,027,784 and transfer such amount to surplus.

               (n) There are no restrictions or limitations on the payment of dividends on the Series A Preferred Stock which are more onerous than the limitations under the Financing Agreements dated October 1, 1976, between the City of Alton, Illinois and the Company except under the Delaware General Corporation Law.

               (o) The amendments and waivers with respect to the Loan and Security Agreement among certain financial institutions named therein, Bank America Business Credit, Inc., as Agent, the Company and certain subsidiaries of the Company, dated as of September 7, 1994, as amended (the "Loan Agreement"), attached hereto as Exhibit G either have become effective or shall become effective simultaneously with the Closing.

               (p) All existing employment agreements between the Company and its executive officers (the "Employment
Agreements"), copies of which are attached hereto as Exhibit A, have been amended to eliminate the provisions regarding payments to be made upon a change in control.

               (q) Except as disclosed in public filings, the Company has no agreements or arrangements with its management or directors.

               (r) No event of default is existing under any indebtedness for borrowed money of the Company or any or its subsidiaries or under any indenture, mortgage, or other agreement or instrument to which the Company or any of its subsidiaries is a party or by which the Company or any of its subsidiaries, or any of its or their property is bound.

               (s) The Prospectus does not and all documents filed by the Company with the Securities and Exchange Commission since January 1, 1994, did not at the time of filing, contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements contained therein not misleading.

               (t) No consent is necessary for the consummation of the transactions contemplated hereby which has not been obtained.

               (u) The Company has not given registration rights to any person other than Ivaco, Purchaser and certain other members of management in connection with the purchase of 50,000 shares of Series A Preferred Stock contemporaneously with the execution hereof.

               (v) Immediately prior and without giving effect to the transactions contemplated hereby, the authorized capital stock of the Company consists of (i) 7,000,000 shares of common stock, par value $13.33 per share, of which 4,056,140 shares are issued and outstanding, and (ii) 2,000,000 shares of preferred stock, no par value, of which 1,064,036 are designated Series A Preferred Stock, and none of which are issued and outstanding.

                           ARTICLE III
                     COVENANTS OF THE COMPANY

          In further consideration of the agreements of Purchaser herein contained, the Company covenants as follows:

          3.1  Stockholder Approvals.   The Company will use its
best efforts to cause its stockholders to approve and authorize, as soon as possible and in any event on or before September 30, 1996, (a) an increase in the number of authorized shares of the Company's common stock from 5,000,000 to 25,000,000, (b) a reduction of the par value per share of common stock from $13.33 per share to $0.01 per share and (c) in order to comply with NASD requirements regarding stockholder approval, the Recapitalization.

          3.2  Rights Offering.    The Company will prepare and
file a registration statement with the Securities and Exchange Commission with respect to a rights offering to all of the Company stockholders (the "Rights Offering"), entitling all such stockholders to subscribe, pro rata (excluding the right of Ivaco to subscribe for the amount of Series A Preferred Stock purchased by Ivaco pursuant to the Stock Purchase Agreement dated as of the date hereof between the Company and Ivaco) for 647,369 shares of the Company's Series A Preferred Stock. The Company shall prepare documentation regarding the Rights Offering in a form which is reasonably satisfactory to Purchaser and shall use its best efforts to consummate the Rights Offering prior to December 31, 1996.

          3.3 No Dilutive Action. The Company will take no action prior to the Recapitalization Approval Date which would cause an adjustment under Section 12 of the Certificate of Designation for the Series A Preferred Stock if such action was taken after the Recapitalization Approval Date

          3.4  Listing of Securities.   The Company will use its
best efforts to list the Series A Preferred Stock, if eligible, on the principal national securities exchange on which the Common
Stock is listed or if such stock is not then so listed, the NASDAQ National Market System, if eligible, or the over-the-counter market, as designated on the NASDAQ System Level 1 (or comparable system), if eligible.

          3.5  Specific Performance.    Because the breach or
anticipated breach of the covenants provided for in this Section 3 will result in immediate and irreparable harm and injury to Purchaser, for which it will not have an adequate remedy at law, the Company agrees that Purchaser shall be entitled to relief in equity, including but not limited to specific performance, to remedy such breach or anticipated breach and to seek any and all other legal and equitable remedies to which Purchaser may be entitled.

                            ARTICLE IV
                     MISCELLANEOUS PROVISIONS

          4.1 Notice. All notices, requests, demands, and other communications required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given and made upon being delivered either by courier or fax delivery to the party for whom it is intended, provided that a copy thereof is deposited, postage prepaid, certified or registered mail, return receipt requested, in the United States mail, bearing the address shown in this Section 4.1 for, or such other address as may be designated in writing hereafter by, such party:

               If to Purchaser:

               H. Bruce Nethington
               1130 South Geyer Road
               Kirkwood, Missouri 63122

               If to the Company:

               Laclede Steel Company
               One Metropolitan Square
               211 North Broadway
               St. Louis, Missouri 63102-2738
               Attention: Michael H. Lane

               With a copy to:

               Bryan Cave LLP
               One Metropolitan Square, Suite 3600
               St. Louis, Missouri 63102
               Attention: Frank P. Wolff, Jr.

          4.2 Entire Agreement. This Agreement embodies the entire agreement and understanding of the parties hereto with respect to the subject matter hereof, and supersedes all prior and contemporaneous agreements and understandings relative to such subject matter.

          4.3 Counterparts. This Agreement may be executed simultaneously in multiple counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same instrument.

          4.4 Headings; Interpretation. The article and section headings contained in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of the Agreement. Each reference in this Agreement to an Article, Section, or Exhibit, unless otherwise indicated, shall mean an Article or a Section of this Agreement or an Exhibit attached to this Agreement, respectively. References herein to "days", unless otherwise indicated, are to consecutive calendar days. Both parties have participated substantially in the negotiation and drafting of this Agreement and agree that no ambiguity herein should be construed against the draftsman.

          4.5 Assignment. This Agreement and all the various rights and obligations arising hereunder shall inure to the benefit of and be binding upon Purchaser, its successors and assigns.

          4.6 Governing Law. This Agreement shall in all respects be construed in accordance with and governed by the substantive laws of the State of Delaware, without reference to its choice of law rules.

          IN WITNESS WHEREOF, each of the Parties hereto has caused this Agreement to be executed as of the date first above written.

                         PURCHASER




                         H. Bruce Nethington



                         LACLEDE STEEL COMPANY



                         By:
                         Name: John B. McKinney
                         Title: President and Chief Executive
Officer

                         RESTATED EMPLOYMENT
                             AGREEMENT


               THIS RESTATED EMPLOYMENT AGREEMENT is made and entered into as of the 30th day of July, 1996, by and between LACLEDE STEEL COMPANY, a Delaware corporation ("Employer"), and JOHN B. McKINNEY ("Employee").
          WHEREAS, Employee and Employer previously entered into an employment agreement as of the 19th day of October, 1994 (the "Original Employment Agreement"); and
          WHEREAS, Employer and Employee desire to amend and restate the Original Employment Agreement in its entirety, pursuant to this Restated Employment Agreement; and
          WHEREAS, Employee desires to be employed by Employer and Employer desires to employ Employee under the terms and conditions set forth in this Restated Employment Agreement; and
               WHEREAS, it is Employer's intention to employ Employee upon the terms and conditions herein, which recognize and compensate Employee for the obligations of Employee undertaken hereunder, including specifically, but not by way of limitation, the agreement of Employee not to compete with the business of Employer, as provided in paragraph 8(a)(iii) (see page 8), for the period provided in paragraph 8(a) upon the termination of Employee's employment by Employer for any reason; it being understood and agreed that Employee is employed by Employer to protect and expand the business of Employer;
               NOW, THEREFORE, in consideration of the foregoing and the promises and agreements herein contained, the parties agree as follows:
               1. Employment. Employer hereby employs Employee, and Employee hereby accepts such employment from Employer upon the terms and conditions hereinafter set forth. This Restated Employment Agreement supercedes the Original Employment Agreement.
               2. Term of Employment. The term of Employee's employment under this Restated Employment Agreement shall be for the period commencing July 30, 1996, and continuing through August 2, 1999, or upon the earlier occurrence of any of the following events:
                    (a)  Whenever Employer and Employee shall
mutually agree in writing to terminate Employee's employment by Employer;
                    (b)  Upon the death of Employee;
                    (c) For "cause," which shall mean Employee's dishonesty or unlawful acts committed in connection with the business of Employer, and which results in substantial gain or profit to Employee.
                    (d)  At Employer's option and by action of
Employer's Board of Directors on thirty (30) days' written notice in the event of Employee's Disability (defined as the failure substantially to discharge Employee's duties as defined under this Agreement for ninety (90) consecutive days or one hundred twenty (120) days (whether or not consecutive) in any twelve (12) month period, as a result of an injury, disease, sickness or other physical or mental incapacity). A determination of Employee's Disability shall be made by a qualified medical doctor licensed to practice in the State of Missouri chosen by Employer subject to Employee's approval, which approval shall not be unreasonably withheld. Employee shall consent to be examined by Employer's medical doctor and shall consent to allow Employee's medical doctor to discuss Employee's medical condition with Employer. Notwithstanding anything to the contrary contained herein, Employee's Disability shall not be deemed to have commenced until full coverage with respect to such Disability shall have been approved by Employer's disability insurance carrier and payment under Employer's group disability policy for such Disability shall have commenced.
               3.  Duties of Employee.  During Employee's
employment by Employer, Employee shall serve Employer to the best of Employee's ability and shall perform such duties as are typically performed by a president and chief executive officer of a steel manufacturing corporation with operations similar to Employer. Employee agrees to devote Employee's time and efforts to the business of Employer (except for usual vacations and reasonable time for attention to personal affairs so long as Employee's performance hereunder is not adversely affected thereby), and to be loyal and faithful at all times, constantly endeavoring to improve Employee's ability and knowledge of the business of Employer in an effort to increase the value of Employee's services for the mutual benefit of Employee and Employer.
               4.  Compensation.
                    (a)  Employer agrees to pay Employee for
Employee's services during the term of Employee's employment hereunder. Employee's base salary shall be the greater of (i) an annual rate of Three Hundred Sixty-Four Thousand Five Hundred ($364,500.00) or (ii) the highest annual base salary authorized by the Board of Directors after the date hereof. Employee's base salary shall be due and payable in twelve (12) equal monthly installments. Additionally, during the term of Employee's employment by Employer hereunder, Employee's compensation shall be reviewed and may be increased and/or Employee may be paid additional or special compensation including without limitation stock options, stock appreciation rights and other incentive compensation, or bonuses (based on the earnings of Employer, the performance of Employee or otherwise) from time to time by the mutual agreement of Employee and Employer, as determined by the Board of Directors of Employer. In addition, during the term of this Agreement, Employee shall receive such fringe benefits as are made available by Employer from time to time to other employees of Employer at Employee's level of employment.
                    (b)  In the event of the termination of
Employee's employment either (i) by Employee for any reason including death or Disability, or (ii) by Employer without "cause" (as defined in paragraph 2 herein), Employee shall be paid incentive compensation for the fiscal year in which such termination occurred in an amount equal to the product of (a) the amount of incentive compensation to which he would have been entitled for such fiscal year had there been no termination of employment and (b) a fraction, the numerator of which is the number of days of such fiscal year in which Employee remained in the employment of Employer and the denominator of which is 365.
               5.  Life Insurance Benefits.
                    (a)  During the term of this Agreement,
Employer shall be obligated to keep in force life insurance on the life of Employee in the amount of One Million Seven Hundred Ten Thousand Seven Hundred Twenty Dollars ($1,710,720.00), Eight Hundred Thousand Dollars ($800,000.00) of which will consist of permanent insurance on the life of Employee owned by Employee or his designee.
                    (b)  In the event of the termination of
Employee's employment either (i) by Employee for any reason, or
(ii) by Employer without "cause" (as defined in paragraph 2 herein), Employer agrees to keep in force the permanent life insurance set forth in subparagraph (a) of this paragraph 5 for the duration of Employee's life. Employer may fulfill this obligation by satisfying the premium requirement so that such permanent insurance is fully paid under the terms of such permanent insurance policy. Employer's obligation to pay permanent life insurance premiums under this subparagraph (b) will survive the term of this Agreement.
                    (c)  In the event of the termination of
Employee's employment by Employer for "cause" (as defined in paragraph 2 herein), then Employer's obligation to pay premiums under this paragraph 5 will cease.
                    (d)  Employer agrees to reimburse Employee
for any tax due on the annual permanent insurance premium paid by Employer.
                    (e)  The amount of insurance described in
subparagraph (a) may be increased by the Board of Directors.
               6. Termination. In the event of the termination of Employee's employment by Employer, without "cause" (as defined in paragraph 2 herein), then, in lieu of any further salary payment pursuant to paragraph 4(a) herein, Employer agrees to pay Employee for the remaining term of this Agreement at an annual rate equal to the average of Employee's "compensation" for the three fiscal years preceding the year of such termination. For this purpose the term "compensation" means Employee's base salary in effect for a particular year plus the incentive compensation received by Employee with respect to services rendered in such year whether or not such incentive compensation is actually paid in such year. Amounts described above due Employee under this paragraph 6 shall be due and payable for the duration of the remaining term in equal monthly installments. In addition to the foregoing, Employer shall continue, for the duration of the remaining term, to provide Employee with such additional fringe benefits to which Employee was entitled as of the day immediately prior to the date of such termination.
               7. Extent of Services. Employee shall devote Employee's time, attention and energy to the business of Employer, and shall not during the term of this Agreement, or any extension hereof, without Employer's consent, be engaged in any other business activity whether or not such business activity is pursued for gain, profit or other pecuniary advantage; but nothing contained herein shall be construed as preventing Employee from investing his assets in such form or manner as will not require any service on the part of Employee in the operation of the affairs of the corporations or other entities in which Employee may invest his assets.
               8.  Covenants of Employee.
                    (a) During the term of Employee's employment with Employer, and for a period of one (1) year after the termination of such employment, for whatever reason, except for the termination of Employee's employment under circumstances which constitute a violation by Employer of the provisions of this Agreement, Employee covenants and agrees that Employee will not (except as required in Employee's duties to Employer), in any manner directly or indirectly:
                         (i)  Disclose or divulge to any person,
entity, firm or company whatsoever, or use for Employee's own benefit or the benefit of any other person, entity, firm or company directly or indirectly, in competition with the business of Employer, as the same may exist at the date of such cessation, any proprietary business methods, customer lists, supplier lists, business plans or other information or data of Employer, without regard to whether all of the foregoing matters will otherwise be deemed confidential, material or important, the parties hereto stipulating that as between them, the same are important, material and confidential and greatly affect the effective and successful conduct of the business and the goodwill of Employer, and that any breach of the terms of this subparagraph (i) shall be a material breach of this Agreement;
                         (ii)  Solicit, divert, take away or
interfere with any of the customers, trade, business, patronage, employees or agents of Employer;
                         (iii)  Engage, directly or indirectly,
either personally or as an employee, partner, associate, officer, manager, agent, advisor, consultant or otherwise, or by means of any corporate or other entity or device, in any business competitive with the business of Employer.
                    (b)  For purposes hereof, a business will be
deemed competitive if (i) such business involves the manufacture and sale of steel, or any other business which is competitive, during or as of the date of cessation of Employee's employment, with any business then being conducted by Employer or as to which Employer has at such time formulated definitive plans to enter; and (ii) such business makes substantial sales of products competitive with those of Employer in any of the States of Missouri, Illinois, Indiana, Iowa, Michigan and Ohio.
                    (c)  All of the covenants on behalf of
Employee contained in this paragraph 8 shall be construed as agreements independent of any other provision of this Agreement, and the existence of any claim or cause of action against Employer, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by Employer of these covenants.
                    (d)  It is the intention of the parties to
restrict the activities of Employee under this paragraph 8 only to the extent necessary for the protection of legitimate business interests of Employer, and the parties specifically covenant and agree that should any of the clauses or provisions set forth herein, under any set of circumstances not now foreseen by the parties, be held by a court of competent jurisdiction to be illegal, invalid or unenforceable under present or future laws effective during the term of this Agreement, then and in that event, it is the intention of the parties hereto that, in lieu of each such clause or provision of this paragraph 8, there shall be substituted or added, and there is hereby substituted or added, terms to such illegal, invalid or unenforceable clause or provision as may be legal, valid and enforceable.
               9. Expenses. In addition to compensation paid to Employee under paragraph 4 hereof, during the period of Employee's employment, Employer will pay directly or reimburse Employee for reasonable and necessary expenses incurred by Employee in the interest of the business of Employer. All such expenses paid by Employee will be reimbursed by Employer upon presentation by Employee, from time to time, of an itemized account of such expenditures, accompanied by appropriate receipts or other evidence of payment to the extent necessary to permit the deductibility thereof for Federal income tax purposes.
               10.  Documents.  Employee agrees that all
documents, instruments, drawings, plans, contracts, proposals, records, notebooks, invoices, statements and correspondence, including all copies thereof, relating to the business of Employer, other than purely personal documents, shall be the property of Employer; and upon the cessation of Employee's employment with Employer, for whatever reason, all of the same then in Employee's possession, whether prepared by Employee or others, will be left with or immediately delivered to Employer.
               11. Remedies. It is agreed that any material breach or evasion of any of the terms of this Agreement by Employee will result in immediate and irreparable injury to Employer and will authorize recourse to injunction and/or specific performance as well as to all other legal or equitable remedies to which Employer may be entitled. No remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy shall be cumulative and shall be in addition to every other remedy whether given hereunder or not or whether hereafter existing at law or in equity, by statute or otherwise. The election of any one or more remedies by Employer or Employee shall not constitute a waiver of the right to pursue other available remedies at any time or cumulatively from time-to-time.
               12. Severability. All agreements and covenants herein contained are severable, and in the event any of them shall be held to be invalid or unenforceable by any court of competent jurisdiction, this Agreement shall continue in full force and effect and, subject to paragraph 8(d) hereof, shall be interpreted as if such invalid agreement or covenant were not contained herein.
               13. Waiver or Modification. No amendment, waiver or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith, and no evidence of any amendment, waiver or modification shall be offered or received in evidence in any proceeding, arbitration or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such amendment, waiver or modification is in writing, duly executed as aforesaid, and the parties further agree that the provisions of this paragraph may not be waived or modified except as herein set forth. Failure of Employee or Employer to exercise or otherwise act with respect to any rights granted hereunder in the event of a breach of any of the terms or conditions hereof by the other party, shall not be construed as a waiver of such breach, nor prevent Employee or Employer from thereafter enforcing strict compliance with any and all of the terms and conditions hereof.
               14.  Fees and Expenses.  If Employee is the
prevailing party, Employer shall pay all of Employee's reasonable legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by Employee as a result of (i) Employee's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment) or (ii) Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by Employer under which Employee is or may be entitled to receive benefits.
               15. Notices. All notices, requests, demands or other communications hereunder ("Notice") shall be in writing and shall be given by registered or certified mail, return receipt requested:
if to Employer to:

                         Laclede Steel Company
                         Attn:  Michael H. Lane
                         15th Floor
                         One Metropolitan Square
                         St. Louis, Missouri 63102

and, if to Employee, to:

                         John B. McKinney
                         19 Picardy
                         St. Louis, Missouri 63124

or to such other addresses as to which the parties hereto give Notice in accordance with this paragraph 15.
               16.  Construction.  This Agreement shall be
governed by and construed and interpreted according to the laws of the State of Missouri, notwithstanding the place of execution hereof, nor the performance of any acts in connection herewith or hereunder in any other jurisdiction. For all purposes hereof, reference to Employer shall include each and every subsidiary and affiliated company of Employer.
               17. Assignability. The services to be performed by Employee hereunder are personal in nature and therefore Employee shall not assign his rights or delegate his obligations under this Agreement, and any attempted or purported assignment or delegation not herein permitted shall be null and void.
               18. Successors. Subject to the provisions of paragraph 17, this Agreement shall be binding upon and shall inure to the benefit of Employer and Employee and their respective heirs, executors, administrators, legal representatives, successors and assigns.
               19.  Prior Employment Agreements.  Any prior
Employment Agreement between Employer and Employee is hereby terminated by mutual agreement.
               IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                   ______________________________
                                        JOHN B. McKINNEY

                                                       "Employee"


                                   LACLEDE STEEL COMPANY


                                   By____________________________
                                     Michael H. Lane,
                                     Vice President,
                                     Treasurer and Secretary

                                                       "Employer"

                       RESTATED EMPLOYMENT
                            AGREEMENT


               THIS RESTATED EMPLOYMENT AGREEMENT is made and entered into as of the 30th day of July, 1996, by and between LACLEDE STEEL COMPANY, a Delaware corporation ("Employer"), and MICHAEL H. LANE ("Employee").
          WHEREAS, Employee and Employer previously entered into an employment agreement as of the 19th day of October, 1994 (the "Original Employment Agreement"); and
          WHEREAS, Employee and Employer desire to amend and restate the Original Employment Agreement in its entirety, pursuant to this Restated Employment Agreement; and
               WHEREAS, Employee desires to be employed by Employer and Employer desires to employ Employee under the terms and conditions set forth in this Restated Employment Agreement; and
               WHEREAS, it is Employer's intention to employ Employee upon the terms and conditions herein, which recognize and compensate Employee for the obligations of Employee undertaken hereunder, including specifically, but not by way of limitation, the agreement of Employee not to compete with the business of Employer, as provided in paragraph 8(a)(iii) (see page 8), for the period provided in paragraph 8(a) upon the termination of Employee's employment by Employer for any reason; it being understood and agreed that Employee is employed by Employer to protect and expand the business of Employer;
               NOW, THEREFORE, in consideration of the foregoing and the promises and agreements herein contained, the parties agree as follows:
               1. Employment. Employer hereby employs Employee, and Employee hereby accepts such employment from Employer upon the terms and conditions hereinafter set forth. This Restated Employment Agreement supercedes the Original Employment Agreement.
               2. Term of Employment. The term of Employee's employment under this Agreement shall be for the period commencing July 30, 1996, and continuing through August 2, 1999 or upon the earlier occurrence of any of the following events:
                    (a)  Whenever Employer and Employee shall
mutually agree in writing to terminate Employee's employment by Employer;
                    (b)  Upon the death of Employee;
                    (c) For "cause," which shall mean Employee's dishonesty or unlawful acts committed in connection with the business of Employer, and which results in substantial gain or profit to Employee.
                    (d)  At Employer's option and by action of
Employer's Board of Directors on thirty (30) days' written notice in the event of Employee's Disability (defined as the failure substantially to discharge Employee's duties as defined under this Agreement for ninety (90) consecutive days or one hundred twenty (120) days (whether or not consecutive) in any twelve (12) month period, as a result of an injury, disease, sickness or other physical or mental incapacity). A determination of Employee's Disability shall be made by a qualified medical doctor licensed to practice in the State of Missouri chosen by Employer subject to Employee's approval, which approval shall not be unreasonably withheld. Employee shall consent to be examined by Employer's medical doctor and shall consent to allow Employee's medical doctor to discuss Employee's medical condition with Employer. Notwithstanding anything to the contrary contained herein, Employee's Disability shall not be deemed to have commenced until full coverage with respect to such Disability shall have been approved by Employer's disability insurance carrier and payment under Employer's group disability policy for such Disability shall have commenced.
               3.  Duties of Employee.  During Employee's
employment by Employer, Employee shall serve Employer to the best of Employee's ability and shall perform such duties as are typically performed by the Vice President/Finance and Chief Financial Officer of Employer. Employee agrees to devote Employee's time and efforts to the business of Employer (except for usual vacations and reasonable time for attention to personal affairs so long as Employee's performance hereunder is not adversely affected thereby), and to be loyal and faithful at all times, constantly endeavoring to improve Employee's ability and knowledge of the business of Employer in an effort to increase the value of Employee's services for the mutual benefit of Employee and Employer.
               4.  Compensation.
                    (a)  Employer agrees to pay Employee for
Employee's services during the term of Employee's employment hereunder. Employee's base salary shall be the greater of (i) an annual rate of Two Hundred Forty-Three Thousand Five Hundred Dollars ($243,500.00) or (ii) the highest annual base salary authorized by the Board of Directors after the date hereof. Employee's base salary shall be due and payable in twelve (12) equal monthly installments. Additionally, during the term of Employee's employment by Employer hereunder, Employee's compensation shall be reviewed and may be increased and/or Employee may be paid additional or special compensation including without limitation stock options, stock appreciation rights and other incentive compensation, or bonuses (based on the earnings of Employer, the performance of Employee or otherwise) from time to time by the mutual agreement of Employee and Employer, as determined by the Board of Directors of Employer. In addition, during the term of this Agreement, Employee shall receive such fringe benefits as are made available by Employer from time to time to other employees of Employer at Employee's level of employment.
                    (b)  In the event of the termination of
Employee's employment either (i) by Employee for any reason including death or Disability, or (ii) by Employer without "cause" (as defined in paragraph 2 herein), Employee shall be paid incentive compensation for the fiscal year in which such termination occurred in an amount equal to the product of (a) the amount of incentive compensation to which he would have been entitled for such fiscal year had there been no termination of employment and (b) a fraction, the numerator of which is the number of days of such fiscal year in which Employee remained in the employment of Employer and the denominator of which is 365.
               5.  Life Insurance Benefits.
                    (a)  During the term of this Agreement,
Employer shall be obligated to keep in force life insurance on the life of Employee in the amount of One Million Fourteen Thousand Dollars ($1,014,000.00), Six Hundred Thousand Dollars ($600,000.00) of which will consist of permanent insurance on the life of Employee owned by Employee or his designee.
                    (b)  In the event of the termination of
Employee's employment either (i) by Employee for any reason, or
(ii) by Employer without "cause" (as defined in paragraph 2 herein), Employer agrees to keep in force the permanent life insurance set forth in subparagraph (a) of this paragraph 5 for the duration of Employee's life. Employer may fulfill this obligation by satisfying the premium requirement so that such permanent insurance is fully paid under the terms of such permanent insurance policy. Employer's obligation to pay permanent life insurance premiums under this subparagraph (b) will survive the term of this Agreement.
                    (c)  In the event of the termination of
Employee's employment by Employer for "cause" (as defined in paragraph 2 herein), then Employer's obligation to pay premiums under this paragraph 5 will cease.
                    (d)  Employer agrees to reimburse Employee
for any tax due on the annual permanent insurance premium paid by Employer.
                    (e)  The amount of insurance described in
subparagraph (a) may be increased by the Board of Directors.
               6. Termination. In the event of the termination of Employee's employment by Employer, without "cause" (as defined in paragraph 2 herein), then, in lieu of any further salary payment pursuant to paragraph 4(a) herein, Employer agrees to pay Employee for the remaining term of this Agreement at an annual rate equal to the average of Employee's "compensation" for the three fiscal years preceding the year of such termination. For this purpose the term "compensation" means Employee's base salary in effect for a particular year plus the incentive compensation received by Employee with respect to services rendered in such year whether or not such incentive compensation is actually paid in such year. Amounts described above due Employee under this paragraph 6 shall be due and payable for the duration of the remaining term in equal monthly installments. In addition to the foregoing, Employer shall continue, for the duration of the remaining term, to provide Employee with such additional fringe benefits to which Employee was entitled as of the day immediately prior to the date of such termination.
               7. Extent of Services. Employee shall devote Employee's time, attention and energy to the business of Employer, and shall not during the term of this Agreement, or any extension hereof, without Employer's consent, be engaged in any other business activity whether or not such business activity is pursued for gain, profit or other pecuniary advantage; but nothing contained herein shall be construed as preventing Employee from investing his assets in such form or manner as will not require any service on the part of Employee in the operation of the affairs of the corporations or other entities in which Employee may invest his assets.
               8.  Covenants of Employee.
                    (a) During the term of Employee's employment with Employer, and for a period of one (1) year after the termination of such employment, for whatever reason, except for the termination of Employee's employment under circumstances which constitute a violation by Employer of the provisions of this Agreement, Employee covenants and agrees that Employee will not (except as required in Employee's duties to Employer), in any manner directly or indirectly:
                         (i)  Disclose or divulge to any person,
entity, firm or company whatsoever, or use for Employee's own benefit or the benefit of any other person, entity, firm or company directly or indirectly, in competition with the business of Employer, as the same may exist at the date of such cessation, any proprietary business methods, customer lists, supplier lists, business plans or other information or data of Employer, without regard to whether all of the foregoing matters will otherwise be deemed confidential, material or important, the parties hereto stipulating that as between them, the same are important, material and confidential and greatly affect the effective and successful conduct of the business and the goodwill of Employer, and that any breach of the terms of this subparagraph (i) shall be a material breach of this Agreement;
                         (ii)  Solicit, divert, take away or
interfere with any of the customers, trade, business, patronage, employees or agents of Employer;
                         (iii)  Engage, directly or indirectly,
either personally or as an employee, partner, associate, officer, manager, agent, advisor, consultant or otherwise, or by means of any corporate or other entity or device, in any business competitive with the business of Employer.
                    (b)  For purposes hereof, a business will be
deemed competitive if (i) such business involves the manufacture and sale of steel, or any other business which is competitive, during or as of the date of cessation of Employee's employment, with any business then being conducted by Employer or as to which Employer has at such time formulated definitive plans to enter; and (ii) such business makes substantial sales of products competitive with those of Employer in any of the States of Missouri, Illinois, Indiana, Iowa, Michigan and Ohio.
                    (c)  All of the covenants on behalf of
Employee contained in this paragraph 8 shall be construed as agreements independent of any other provision of this Agreement, and the existence of any claim or cause of action against Employer, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by Employer of these covenants.
                    (d)  It is the intention of the parties to
restrict the activities of Employee under this paragraph 8 only to the extent necessary for the protection of legitimate business interests of Employer, and the parties specifically covenant and agree that should any of the clauses or provisions set forth herein, under any set of circumstances not now foreseen by the parties, be held by a court of competent jurisdiction to be illegal, invalid or unenforceable under present or future laws effective during the term of this Agreement, then and in that event, it is the intention of the parties hereto that, in lieu of each such clause or provision of this paragraph 8, there shall be substituted or added, and there is hereby substituted or added, terms to such illegal, invalid or unenforceable clause or provision as may be legal, valid and enforceable.
               9. Expenses. In addition to compensation paid to Employee under paragraph 4 hereof, during the period of Employee's employment, Employer will pay directly or reimburse Employee for reasonable and necessary expenses incurred by Employee in the interest of the business of Employer. All such expenses paid by Employee will be reimbursed by Employer upon presentation by Employee, from time to time, of an itemized account of such expenditures, accompanied by appropriate receipts or other evidence of payment to the extent necessary to permit the deductibility thereof for Federal income tax purposes.
               10.  Documents.  Employee agrees that all
documents, instruments, drawings, plans, contracts, proposals, records, notebooks, invoices, statements and correspondence, including all copies thereof, relating to the business of Employer, other than purely personal documents, shall be the property of Employer; and upon the cessation of Employee's employment with Employer, for whatever reason, all of the same then in Employee's possession, whether prepared by Employee or others, will be left with or immediately delivered to Employer.
               11. Remedies. It is agreed that any material breach or evasion of any of the terms of this Agreement by Employee will result in immediate and irreparable injury to Employer and will authorize recourse to injunction and/or specific performance as well as to all other legal or equitable remedies to which Employer may be entitled. No remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy shall be cumulative and shall be in addition to every other remedy whether given hereunder or not or whether hereafter existing at law or in equity, by statute or otherwise. The election of any one or more remedies by Employer or Employee shall not constitute a waiver of the right to pursue other available remedies at any time or cumulatively from time-to-time.
               12. Severability. All agreements and covenants herein contained are severable, and in the event any of them shall be held to be invalid or unenforceable by any court of competent jurisdiction, this Agreement shall continue in full force and effect and, subject to paragraph 8(d) hereof, shall be interpreted as if such invalid agreement or covenant were not contained herein.
               13. Waiver or Modification. No amendment, waiver or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith, and no evidence of any amendment, waiver or modification shall be offered or received in evidence in any proceeding, arbitration or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such amendment, waiver or modification is in writing, duly executed as aforesaid, and the parties further agree that the provisions of this paragraph may not be waived or modified except as herein set forth. Failure of Employee or Employer to exercise or otherwise act with respect to any rights granted hereunder in the event of a breach of any of the terms or conditions hereof by the other party, shall not be construed as a waiver of such breach, nor prevent Employee or Employer from thereafter enforcing strict compliance with any and all of the terms and conditions hereof.
               14.  Fees and Expenses.  If Employee is the
prevailing party, Employer shall pay all of Employee's reasonable legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by Employee as a result of (i) Employee's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment) or (ii) Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by Employer under which Employee is or may be entitled to receive benefits.
               15. Notices. All notices, requests, demands or other communications hereunder ("Notice") shall be in writing and shall be given by registered or certified mail, return receipt requested:
if to Employer to:

                         Laclede Steel Company
                         Attn:  John B. McKinney
                         15th Floor
                         One Metropolitan Square
                         St. Louis, Missouri 63102

and, if to Employee, to:

                         Michael H. Lane
                         3708 Sunset Chase Drive
                         Sunset Hills, Missouri  63127

or to such other addresses as to which the parties hereto give Notice in accordance with this paragraph 15.
               16.  Construction.  This Agreement shall be
governed by and construed and interpreted according to the laws of the State of Missouri, notwithstanding the place of execution hereof, nor the performance of any acts in connection herewith or hereunder in any other jurisdiction. For all purposes hereof, reference to Employer shall include each and every subsidiary and affiliated company of Employer.
               17. Assignability. The services to be performed by Employee hereunder are personal in nature and therefore Employee shall not assign his rights or delegate his obligations under this Agreement, and any attempted or purported assignment or delegation not herein permitted shall be null and void.
               18. Successors. Subject to the provisions of paragraph 17, this Agreement shall be binding upon and shall inure to the benefit of Employer and Employee and their respective heirs, executors, administrators, legal representatives, successors and assigns.
               19.  Prior Employment Agreements.  Any prior
Employment Agreement between Employer and Employee is hereby terminated by mutual agreement.
               IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

      ______________________________
                              MICHAEL H. LANE

                                   "Employee"


                         LACLEDE STEEL COMPANY



                         By____________________________
                              John B. McKinney, President

                                   "Employer"

                       RESTATED EMPLOYMENT
                            AGREEMENT


               THIS RESTATED EMPLOYMENT AGREEMENT is made and entered into as of the 30th day of July, 1996, by and between LACLEDE STEEL COMPANY, a Delaware corporation ("Employer"), and JOSEPH W. HEBENSTREIT ("Employee").
          WHEREAS, Employee and Employer previously entered into an employment agreement as of the 19th day of October, 1994 (the "Original Employment Agreement"); and
          WHEREAS, Employee and Employer desire to amend and restate the Original Employment Agreement in its entirety, pursuant to this Restated Employment Agreement; and
               WHEREAS, Employee desires to be employed by Employer and Employer desires to employ Employee under the terms and conditions set forth in this Restated Empployment Agreement; and
               WHEREAS, it is Employer's intention to employ Employee upon the terms and conditions herein, which recognize and compensate Employee for the obligations of Employee undertaken hereunder, including specifically, but not by way of limitation, the agreement of Employee not to compete with the business of Employer, as provided in paragraph 8(a)(iii) (see page 8), for the period provided in paragraph 8(a) upon the termination of Employee's employment by Employer for any reason; it being understood and agreed that Employee is employed by Employer to protect and expand the business of Employer;
               NOW, THEREFORE, in consideration of the foregoing and the promises and agreements herein contained, the parties agree as follows:
               1. Employment. Employer hereby employs Employee, and Employee hereby accepts such employment from Employer upon the terms and conditions hereinafter set forth. This Restated Employment Agreement supercedes the Original Employment Agreement.
               2. Term of Employment. The term of Employee's employment under this Agreement shall be for the period commencing July 30, 1996, and continuing through August 2, 1999, or upon the earlier occurrence of any of the following events:
                    (a)  Whenever Employer and Employee shall
mutually agree in writing to terminate Employee's employment by Employer;
                    (b)  Upon the death of Employee;
                    (c) For "cause," which shall mean Employee's dishonesty or unlawful acts committed in connection with the business of Employer, and which results in substantial gain or profit to Employee.
                    (d)  At Employer's option and by action of
Employer's Board of Directors on thirty (30) days' written notice in the event of Employee's Disability (defined as the failure substantially to discharge Employee's duties as defined under this Agreement for ninety (90) consecutive days or one hundred twenty (120) days (whether or not consecutive) in any twelve (12) month period, as a result of an injury, disease, sickness or other physical or mental incapacity). A determination of Employee's Disability shall be made by a qualified medical doctor licensed to practice in the State of Missouri chosen by Employer subject to Employee's approval, which approval shall not be unreasonably withheld. Employee shall consent to be examined by Employer's medical doctor and shall consent to allow Employee's medical doctor to discuss Employee's medical condition with Employer. Notwithstanding anything to the contrary contained herein, Employee's Disability shall not be deemed to have commenced until full coverage with respect to such Disability shall have been approved by Employer's disability insurance carrier and payment under Employer's group disability policy for such Disability shall have commenced.
               3.  Duties of Employee.  During Employee's
employment by Employer, Employee shall serve Employer to the best of Employee's ability and shall perform such duties as are typically performed by the Employer's executive officer with principal responsibility of managing the Employer's manufacturing operations. Employee agrees to devote Employee's time and efforts to the business of Employer (except for usual vacations and reasonable time for attention to personal affairs so long as Employee's performance hereunder is not adversely affected thereby), and to be loyal and faithful at all times, constantly endeavoring to improve Employee's ability and knowledge of the business of Employer in an effort to increase the value of Employee's services for the mutual benefit of Employee and Employer.
               4.  Compensation.
                    (a)  Employer agrees to pay Employee for
Employee's services during the term of Employee's employment hereunder. Employee's base salary shall be the greater of (i) an annual rate of Two Hundred Forty-Three Thousand Five Hundred Dollars ($243,500.00) or (ii) the highest annual base salary authorized by the Board of Directors after the date hereof. Employee's base salary shall be due and payable in twelve (12) equal monthly installments. Additionally, during the term of Employee's employment by Employer hereunder, Employee's compensation shall be reviewed and may be increased and/or Employee may be paid additional or special compensation including without limitation stock options, stock appreciation rights and other incentive compensation, or bonuses (based on the earnings of Employer, the performance of Employee or otherwise) from time to time by the mutual agreement of Employee and Employer, as determined by the Board of Directors of Employer. In addition, during the term of this Agreement, Employee shall receive such fringe benefits as are made available by Employer from time to time to other employees of Employer at Employee's level of employment.
                    (b)  In the event of the termination of
Employee's employment either (i) by Employee for any reason including death or Disability, or (ii) by Employer without "cause" (as defined in paragraph 2 herein), Employee shall be paid incentive compensation for the fiscal year in which such termination occurred in an amount equal to the product of (a) the amount of incentive compensation to which he would have been entitled for such fiscal year had there been no termination of employment and (b) a fraction, the numerator of which is the number of days of such fiscal year in which Employee remained in the employment of Employer and the denominator of which is 365.
               5.  Life Insurance Benefits.
                    (a)  During the term of this Agreement,
Employer shall be obligated to keep in force life insurance on the life of Employee in the amount of One Million Fourteen Thousand Dollars ($1,014,000.00), Six Hundred Thousand Dollars ($600,000.00) of which will consist of permanent insurance on the life of Employee owned by Employee or his designee.
                    (b)  In the event of the termination of
Employee's employment either (i) by Employee for any reason, or
(ii) by Employer without "cause" (as defined in paragraph 2 herein), Employer agrees to keep in force the permanent life insurance set forth in subparagraph (a) of this paragraph 5 for the duration of Employee's life. Employer may fulfill this obligation by satisfying the premium requirement so that such permanent insurance is fully paid under the terms of such permanent insurance policy. Employer's obligation to pay permanent life insurance premiums under this subparagraph (b) will survive the term of this Agreement.
                    (c)  In the event of the termination of
Employee's employment by Employer for "cause" (as defined in paragraph 2 herein), then Employer's obligation to pay premiums under this paragraph 5 will cease.
                    (d)  Employer agrees to reimburse Employee
for any tax due on the annual permanent insurance premium paid by Employer.
                    (e)  The amount of insurance described in
subparagraph (a) may be increased by the Board of Directors.
               6. Termination. In the event of the termination of Employee's employment by Employer, without "cause" (as defined in paragraph 2 herein), then, in lieu of any further salary payment pursuant to paragraph 4(a) herein, Employer agrees to pay Employee for the remaining term of this Agreement at an annual rate equal to the average of Employee's "compensation" for the three fiscal years preceding the year of such termination. For this purpose the term "compensation" means Employee's base salary in effect for a particular year plus the incentive compensation received by Employee with respect to services rendered in such year whether or not such incentive compensation is actually paid in such year. Amounts described above due Employee under this paragraph 6 shall be due and payable for the duration of the remaining term in equal monthly installments. In addition to the foregoing, Employer shall continue, for the duration of the remaining term, to provide Employee with such additional fringe benefits to which Employee was entitled as of the day immediately prior to the date of such termination.

               7. Extent of Services. Employee shall devote Employee's time, attention and energy to the business of Employer, and shall not during the term of this Agreement, or any extension hereof, without Employer's consent, be engaged in any other business activity whether or not such business activity is pursued for gain, profit or other pecuniary advantage; but nothing contained herein shall be construed as preventing Employee from investing his assets in such form or manner as will not require any service on the part of Employee in the operation of the affairs of the corporations or other entities in which Employee may invest his assets.
               8.  Covenants of Employee.
                    (a) During the term of Employee's employment with Employer, and for a period of one (1) year after the termination of such employment, for whatever reason, except for the termination of Employee's employment under circumstances which constitute a violation by Employer of the provisions of this Agreement, Employee covenants and agrees that Employee will not (except as required in Employee's duties to Employer), in any manner directly or indirectly:
                         (i)  Disclose or divulge to any person,
entity, firm or company whatsoever, or use for Employee's own benefit or the benefit of any other person, entity, firm or company directly or indirectly, in competition with the business of Employer, as the same may exist at the date of such cessation, any proprietary business methods, customer lists, supplier lists, business plans or other information or data of Employer, without regard to whether all of the foregoing matters will otherwise be deemed confidential, material or important, the parties hereto stipulating that as between them, the same are important, material and confidential and greatly affect the effective and successful conduct of the business and the goodwill of Employer, and that any breach of the terms of this subparagraph (i) shall be a material breach of this Agreement;
                         (ii)  Solicit, divert, take away or
interfere with any of the customers, trade, business, patronage, employees or agents of Employer;
                         (iii)  Engage, directly or indirectly,
either personally or as an employee, partner, associate, officer, manager, agent, advisor, consultant or otherwise, or by means of any corporate or other entity or device, in any business competitive with the business of Employer.
                    (b)  For purposes hereof, a business will be
deemed competitive if (i) such business involves the manufacture and sale of steel, or any other business which is competitive, during or as of the date of cessation of Employee's employment, with any business then being conducted by Employer or as to which Employer has at such time formulated definitive plans to enter; and (ii) such business makes substantial sales of products competitive with those of Employer in any of the States of Missouri, Illinois, Indiana, Iowa, Michigan and Ohio.
                    (c)  All of the covenants on behalf of
Employee contained in this paragraph 8 shall be construed as agreements independent of any other provision of this Agreement, and the existence of any claim or cause of action against Employer, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by Employer of these covenants.
                    (d)  It is the intention of the parties to
restrict the activities of Employee under this paragraph 8 only to the extent necessary for the protection of legitimate business interests of Employer, and the parties specifically covenant and agree that should any of the clauses or provisions set forth herein, under any set of circumstances not now foreseen by the parties, be held by a court of competent jurisdiction to be illegal, invalid or unenforceable under present or future laws effective during the term of this Agreement, then and in that event, it is the intention of the parties hereto that, in lieu of each such clause or provision of this paragraph 8, there shall be substituted or added, and there is hereby substituted or added, terms to such illegal, invalid or unenforceable clause or provision as may be legal, valid and enforceable.
               9. Expenses. In addition to compensation paid to Employee under paragraph 4 hereof, during the period of Employee's employment, Employer will pay directly or reimburse Employee for reasonable and necessary expenses incurred by Employee in the interest of the business of Employer. All such expenses paid by Employee will be reimbursed by Employer upon presentation by Employee, from time to time, of an itemized account of such expenditures, accompanied by appropriate receipts or other evidence of payment to the extent necessary to permit the deductibility thereof for Federal income tax purposes.
               10.  Documents.  Employee agrees that all
documents, instruments, drawings, plans, contracts, proposals, records, notebooks, invoices, statements and correspondence, including all copies thereof, relating to the business of Employer, other than purely personal documents, shall be the property of Employer; and upon the cessation of Employee's employment with Employer, for whatever reason, all of the same then in Employee's possession, whether prepared by Employee or others, will be left with or immediately delivered to Employer.
               11. Remedies. It is agreed that any material breach or evasion of any of the terms of this Agreement by Employee will result in immediate and irreparable injury to Employer and will authorize recourse to injunction and/or specific performance as well as to all other legal or equitable remedies to which Employer may be entitled. No remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy shall be cumulative and shall be in addition to every other remedy whether given hereunder or not or whether hereafter existing at law or in equity, by statute or otherwise. The election of any one or more remedies by Employer or Employee shall not constitute a waiver of the right to pursue other available remedies at any time or cumulatively from time-to-time.
               12. Severability. All agreements and covenants herein contained are severable, and in the event any of them shall be held to be invalid or unenforceable by any court of competent jurisdiction, this Agreement shall continue in full force and effect and, subject to paragraph 8(d) hereof, shall be interpreted as if such invalid agreement or covenant were not contained herein.
               13. Waiver or Modification. No amendment, waiver or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith, and no evidence of any amendment, waiver or modification shall be offered or received in evidence in any proceeding, arbitration or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such amendment, waiver or modification is in writing, duly executed as aforesaid, and the parties further agree that the provisions of this paragraph may not be waived or modified except as herein set forth. Failure of Employee or Employer to exercise or otherwise act with respect to any rights granted hereunder in the event of a breach of any of the terms or conditions hereof by the other party, shall not be construed as a waiver of such breach, nor prevent Employee or Employer from thereafter enforcing strict compliance with any and all of the terms and conditions hereof.
               14.  Fees and Expenses.  If Employee is the
prevailing party, Employer shall pay all of Employee's reasonable legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by Employee as a result of (i) Employee's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment) or (ii) Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by Employer under which Employee is or may be entitled to receive benefits.
               15. Notices. All notices, requests, demands or other communications hereunder ("Notice") shall be in writing and shall be given by registered or certified mail, return receipt requested:
if to Employer to:

                         Laclede Steel Company
                         Attn:  John B. McKinney
                         15th Floor
                         One Metropolitan Square
                         St. Louis, Missouri 63102

and, if to Employee, to:

                         Joseph W. Hebenstreit
                         10 Hunter's Point
                         O'Fallon, Illinois 62269-0452

or to such other addresses as to which the parties hereto give Notice in accordance with this paragraph 15.
               16.  Construction.  This Agreement shall be
governed by and construed and interpreted according to the laws of the State of Missouri, notwithstanding the place of execution hereof, nor the performance of any acts in connection herewith or hereunder in any other jurisdiction. For all purposes hereof, reference to Employer shall include each and every subsidiary and affiliated company of Employer.
               17. Assignability. The services to be performed by Employee hereunder are personal in nature and therefore Employee shall not assign his rights or delegate his obligations under this Agreement, and any attempted or purported assignment or delegation not herein permitted shall be null and void.
               18. Successors. Subject to the provisions of paragraph 17, this Agreement shall be binding upon and shall inure to the benefit of Employer and Employee and their respective heirs, executors, administrators, legal representatives, successors and assigns.
               19.  Prior Employment Agreements.  Any prior
Employment Agreement between Employer and Employee is hereby terminated by mutual agreement.
               IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


      ______________________________
                              JOSEPH W. HEBENSTREIT

                                   "Employee"


                         LACLEDE STEEL COMPANY


                         By____________________________
                               John B. McKinney, President

                                   "Employer"
                       RESTATED EMPLOYMENT
                            AGREEMENT


               THIS RESTATED EMPLOYMENT AGREEMENT is made and entered into as of the 30th day of July, 1996, by and between LACLEDE STEEL COMPANY, a Delaware corporation ("Employer"), and LARRY J. SCHNURBUSCH ("Employee").
          WHEREAS, Employee and Employer previously entered into an employment agreement as of the 19th day of October, 1994 (the "Original Employment Agreement"); and
          WHEREAS, Employee and Employer desire to amend and restate the Original Employment Agreement in its entirety, pursuant to this Restated Employment Agreement; and
               WHEREAS, Employee desires to be employed by Employer and Employer desires to employ Employee under the terms and conditions set forth in this Agreement; and
               WHEREAS, it is Employer's intention to employ Employee upon the terms and conditions herein, which recognize and compensate Employee for the obligations of Employee undertaken hereunder, including specifically, but not by way of limitation, the agreement of Employee not to compete with the business of Employer, as provided in paragraph 8(a)(iii) (see page 8), for the period provided in paragraph 8(a) upon the termination of Employee's employment by Employer for any reason; it being understood and agreed that Employee is employed by Employer to protect and expand the business of Employer;
               NOW, THEREFORE, in consideration of the foregoing and the promises and agreements herein contained, the parties agree as follows:
               1. Employment. Employer hereby employs Employee, and Employee hereby accepts such employment from Employer upon the terms and conditions hereinafter set forth. This Restated Employment Agreement supercedes the Original Employment Agreement.
               2. Term of Employment. The term of Employee's employment under this Agreement shall be for the period commencing July 30, 1996, and continuing through August 2, 1999, or upon the earlier occurrence of any of the following events:
                    (a)  Whenever Employer and Employee shall
mutually agree in writing to terminate Employee's employment by Employer;
                    (b)  Upon the death of Employee;
                    (c) For "cause," which shall mean Employee's dishonesty or unlawful acts committed in connection with the business of Employer, and which results in substantial gain or profit to Employee.
                    (d)  At Employer's option and by action of
Employer's Board of Directors on thirty (30) days' written notice in the event of Employee's Disability (defined as the failure substantially to discharge Employee's duties as defined under this Agreement for ninety (90) consecutive days or one hundred twenty (120) days (whether or not consecutive) in any twelve (12) month period, as a result of an injury, disease, sickness or other physical or mental incapacity). A determination of Employee's Disability shall be made by a qualified medical doctor licensed to practice in the State of Missouri chosen by Employer subject to Employee's approval, which approval shall not be unreasonably withheld. Employee shall consent to be examined by Employer's medical doctor and shall consent to allow Employee's medical doctor to discuss Employee's medical condition with Employer. Notwithstanding anything to the contrary contained herein, Employee's Disability shall not be deemed to have commenced until full coverage with respect to such Disability shall have been approved by Employer's disability insurance carrier and payment under Employer's group disability policy for such Disability shall have commenced.
               3.  Duties of Employee.  During Employee's
employment by Employer, Employee shall serve Employer to the best of Employee's ability and shall perform such duties as are typically performed by Employer's employee responsible for its engineering, purchasing and energy policies. Employee agrees to devote Employee's time and efforts to the business of Employer (except for usual vacations and reasonable time for attention to personal affairs so long as Employee's performance hereunder is not adversely affected thereby), and to be loyal and faithful at all times, constantly endeavoring to improve Employee's ability and knowledge of the business of Employer in an effort to increase the value of Employee's services for the mutual benefit of Employee and Employer.
               4.  Compensation.
                    (a)  Employer agrees to pay Employee for
Employee's services during the term of Employee's employment hereunder. Employee's base salary shall be the greater of (i) an annual rate of One Hundred Seventy-Eight Thousand Dollars ($178,000.00) or (ii) the highest annual base salary authorized by Employer for Employee after the date hereof. Employee's base salary shall be due and payable in twelve (12) equal monthly installments. Additionally, during the term of Employee's employment by Employer hereunder, Employee's compensation shall be reviewed and may be increased and/or Employee may be paid additional or special compensation including without limitation stock options, stock appreciation rights and other incentive compensation, or bonuses (based on the earnings of Employer, the performance of Employee or otherwise) from time to time by the mutual agreement of Employee and Employer, as determined by Employer. In addition, during the term of this Agreement, Employee shall receive such fringe benefits as are made available by Employer from time to time to other employees of Employer at Employee's level of employment.
                    (b)  In the event of the termination of
Employee's employment either (i) by Employee for any reason including death or Disability, or (ii) by Employer without "cause" (as defined in paragraph 2 herein), Employee shall be paid incentive compensation for the fiscal year in which such termination occurred in an amount equal to the product of (a) the amount of incentive compensation to which he would have been entitled for such fiscal year had there been no termination of employment and (b) a fraction, the numerator of which is the number of days of such fiscal year in which Employee remained in the employment of Employer and the denominator of which is 365.
               5.  Life Insurance Benefits.
                    (a)  During the term of this Agreement,
Employer shall be obligated to keep in force life insurance on the life of Employee in the amount of Six Hundred Twenty-Two Thousand Dollars ($622,000.00), Three Hundred Thousand Dollars ($300,000.00) of which will consist of permanent insurance on the life of Employee owned by Employee or his designee.
                    (b)  In the event of the termination of
Employee's employment either (i) by Employee for any reason, or
(ii) by Employer without "cause" (as defined in paragraph 2 herein), Employer agrees to keep in force the permanent life insurance set forth in subparagraph (a) of this paragraph 5 for the duration of Employee's life. Employer may fulfill this obligation by satisfying the premium requirement so that such permanent insurance is fully paid under the terms of such permanent insurance policy. Employer's obligation to pay permanent life insurance premiums under this subparagraph (b) will survive the term of this Agreement.
                    (c)  In the event of the termination of
Employee's employment by Employer for "cause" (as defined in paragraph 2 herein), then Employer's obligation to pay premiums under this paragraph 5 will cease.
                    (d)  Employer agrees to reimburse Employee
for any tax due on the annual permanent insurance premium paid by Employer.
                    (e)  The amount of insurance described in
subparagraph (a) may be increased by the Board of Directors.
               6. Termination. In the event of the termination of Employee's employment by Employer, without "cause" (as defined in paragraph 2 herein), then, in lieu of any further salary payment pursuant to paragraph 4(a) herein, Employer agrees to pay Employee for the remaining term of this Agreement at an annual rate equal to the average of Employee's "compensation" for the three fiscal years preceding the year of such termination. For this purpose the term "compensation" means Employee's base salary in effect for a particular year plus the incentive compensation received by the Employee with respect to services rendered in such year whether or not such incentive compensation is actually paid in such year. Amounts described above due Employee under this paragraph 6 shall be due and payable for the duration of the remaining term in equal monthly installments. In addition to the foregoing, Employer shall continue, for the duration of the remaining term, to provide Employee with such additional fringe benefits to which Employee was entitled as of the day immediately prior to the date of such termination.

               7. Extent of Services. Employee shall devote Employee's time, attention and energy to the business of Employer, and shall not during the term of this Agreement, or any extension hereof, without Employer's consent, be engaged in any other business activity whether or not such business activity is pursued for gain, profit or other pecuniary advantage; but nothing contained herein shall be construed as preventing Employee from investing his assets in such form or manner as will not require any service on the part of Employee in the operation of the affairs of the corporations or other entities in which Employee may invest his assets.
               8.  Covenants of Employee.
                    (a) During the term of Employee's employment with Employer, and for a period of one (1) year after the termination of such employment, for whatever reason, except for the termination of Employee's employment under circumstances which constitute a violation by Employer of the provisions of this Agreement, Employee covenants and agrees that Employee will not (except as required in Employee's duties to Employer), in any manner directly or indirectly:
                         (i)  Disclose or divulge to any person,
entity, firm or company whatsoever, or use for Employee's own benefit or the benefit of any other person, entity, firm or company directly or indirectly, in competition with the business of Employer, as the same may exist at the date of such cessation, any proprietary business methods, customer lists, supplier lists, business plans or other information or data of Employer, without regard to whether all of the foregoing matters will otherwise be deemed confidential, material or important, the parties hereto stipulating that as between them, the same are important, material and confidential and greatly affect the effective and successful conduct of the business and the goodwill of Employer, and that any breach of the terms of this subparagraph (i) shall be a material breach of this Agreement;
                         (ii)  Solicit, divert, take away or
interfere with any of the customers, trade, business, patronage, employees or agents of Employer;
                         (iii)  Engage, directly or indirectly,
either personally or as an employee, partner, associate, officer, manager, agent, advisor, consultant or otherwise, or by means of any corporate or other entity or device, in any business competitive with the business of Employer.
                    (b)  For purposes hereof, a business will be
deemed competitive if (i) such business involves the manufacture and sale of steel, or any other business which is competitive, during or as of the date of cessation of Employee's employment, with any business then being conducted by Employer or as to which Employer has at such time formulated definitive plans to enter; and (ii) such business makes substantial sales of products competitive with those of Employer in any of the States of Missouri, Illinois, Indiana, Iowa, Michigan and Ohio.
                    (c)  All of the covenants on behalf of
Employee contained in this paragraph 8 shall be construed as agreements independent of any other provision of this Agreement, and the existence of any claim or cause of action against Employer, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by Employer of these covenants.
                    (d)  It is the intention of the parties to
restrict the activities of Employee under this paragraph 8 only to the extent necessary for the protection of legitimate business interests of Employer, and the parties specifically covenant and agree that should any of the clauses or provisions set forth herein, under any set of circumstances not now foreseen by the parties, be held by a court of competent jurisdiction to be illegal, invalid or unenforceable under present or future laws effective during the term of this Agreement, then and in that event, it is the intention of the parties hereto that, in lieu of each such clause or provision of this paragraph 8, there shall be substituted or added, and there is hereby substituted or added, terms to such illegal, invalid or unenforceable clause or provision as may be legal, valid and enforceable.
               9 Expenses. In addition to compensation paid to Employee under paragraph 4 hereof, during the period of Employee's employment, Employer will pay directly or reimburse Employee for reasonable and necessary expenses incurred by Employee in the interest of the business of Employer. All such expenses paid by Employee will be reimbursed by Employer upon presentation by Employee, from time to time, of an itemized account of such expenditures, accompanied by appropriate receipts or other evidence of payment to the extent necessary to permit the deductibility thereof for Federal income tax purposes.
               10.  Documents.  Employee agrees that all
documents, instruments, drawings, plans, contracts, proposals, records, notebooks, invoices, statements and correspondence, including all copies thereof, relating to the business of Employer, other than purely personal documents, shall be the property of Employer; and upon the cessation of Employee's employment with Employer, for whatever reason, all of the same then in Employee's possession, whether prepared by Employee or others, will be left with or immediately delivered to Employer.
               11. Remedies. It is agreed that any material breach or evasion of any of the terms of this Agreement by Employee will result in immediate and irreparable injury to Employer and will authorize recourse to injunction and/or specific performance as well as to all other legal or equitable remedies to which Employer may be entitled. No remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy shall be cumulative and shall be in addition to every other remedy whether given hereunder or not or whether hereafter existing at law or in equity, by statute or otherwise. The election of any one or more remedies by Employer or Employee shall not constitute a waiver of the right to pursue other available remedies at any time or cumulatively from time-to-time.
               12. Severability. All agreements and covenants herein contained are severable, and in the event any of them shall be held to be invalid or unenforceable by any court of competent jurisdiction, this Agreement shall continue in full force and effect and, subject to paragraph 8(d) hereof, shall be interpreted as if such invalid agreement or covenant were not contained herein.
               13 Waiver or Modification. No amendment, waiver or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith, and no evidence of any amendment, waiver or modification shall be offered or received in evidence in any proceeding, arbitration or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such amendment, waiver or modification is in writing, duly executed as aforesaid, and the parties further agree that the provisions of this paragraph may not be waived or modified except as herein set forth. Failure of Employee or Employer to exercise or otherwise act with respect to any rights granted hereunder in the event of a breach of any of the terms or conditions hereof by the other party, shall not be construed as a waiver of such breach, nor prevent Employee or Employer from thereafter enforcing strict compliance with any and all of the terms and conditions hereof.
               14.  Fees and Expenses.  If Employee is the
prevailing party, Employer shall pay all of Employee's reasonable legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by Employee as a result of (i) Employee's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment) or (ii) Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by Employer under which Employee is or may be entitled to receive benefits.
               15. Notices. All notices, requests, demands or other communications hereunder ("Notice") shall be in writing and shall be given by registered or certified mail, return receipt requested:
if to Employer to:

                         Laclede Steel Company
                         Attn:  John B. McKinney
                         15th Floor
                         One Metropolitan Square
                         St. Louis, Missouri 63102

and, if to Employee, to:

                         Larry J. Schnurbusch
                         12248 Winrock
                         St. Louis, Missouri 63141

or to such other addresses as to which the parties hereto give Notice in accordance with this paragraph 15.
               16.  Construction.  This Agreement shall be
governed by and construed and interpreted according to the laws of the State of Missouri, notwithstanding the place of execution hereof, nor the performance of any acts in connection herewith or hereunder in any other jurisdiction. For all purposes hereof, reference to Employer shall include each and every subsidiary and affiliated company of Employer.
               17. Assignability. The services to be performed by Employee hereunder are personal in nature and therefore Employee shall not assign his rights or delegate his obligations under this Agreement, and any attempted or purported assignment or delegation not herein permitted shall be null and void.
               18. Successors. Subject to the provisions of paragraph 17, this Agreement shall be binding upon and shall inure to the benefit of Employer and Employee and their respective heirs, executors, administrators, legal representatives, successors and assigns.
               19.  Prior Employment Agreements.  Any prior
Employment Agreement between Employer and Employee is hereby terminated by mutual agreement.

               IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                         ______________________________
                              LARRY J. SCHNURBUSCH

                                   "Employee"


                         LACLEDE STEEL COMPANY


                         By____________________________
                                John B. McKinney, President

                                   "Employer"

                       RESTATED EMPLOYMENT
                             AGREEMENT


               THIS restated EMPLOYMENT AGREEMENT is made and entered into as of the 30th day of July, 1996, by and between LACLEDE STEEL COMPANY, a Delaware corporation ("Employer"), and
H. BRUCE NETHINGTON ("Employee").
          WHEREAS, Employee and Employer previously entered into an employment agreement as of the 19th day of October, 1994 (the "Original Employment Agreement"); and
          WHEREAS, Employee and Employer desire to amend and restate the Original Employment Agreement in its entirety, pursuant to this Restated Employment Agreement; and
               WHEREAS, Employee desires to be employed by Employer and Employer desires to employ Employee under the terms and conditions set forth in this Agreement; and
               WHEREAS, it is Employer's intention to employ Employee upon the terms and conditions herein, which recognize and compensate Employee for the obligations of Employee undertaken hereunder, including specifically, but not by way of limitation, the agreement of Employee not to compete with the business of Employer, as provided in paragraph 8(a)(iii) (see page 8), for the period provided in paragraph 8(a) upon the termination of Employee's employment by Employer for any reason; it being understood and agreed that Employee is employed by Employer to protect and expand the business of Employer;
               NOW, THEREFORE, in consideration of the foregoing and the promises and agreements herein contained, the parties agree as follows:
               1. Employment. Employer hereby employs Employee, and Employee hereby accepts such employment from Employer upon the terms and conditions hereinafter set forth. This Restated Employment Agreement supercedes the Original Employment Agreement.
               2. Term of Employment. The term of Employee's employment under this Agreement shall be for the period commencing July 30, 1996, and continuing through August 2, 1999, or upon the earlier occurrence of any of the following events:
                    (a)  Whenever Employer and Employee shall
mutually agree in writing to terminate Employee's employment by Employer;
                    (b)  Upon the death of Employee;
                    (c) For "cause," which shall mean Employee's dishonesty or unlawful acts committed in connection with the business of Employer, and which results in substantial gain or profit to Employee.
                    (d)  At Employer's option and by action of
Employer's Board of Directors on thirty (30) days' written notice in the event of Employee's Disability (defined as the failure substantially to discharge Employee's duties as defined under this Agreement for ninety (90) consecutive days or one hundred twenty (120) days (whether or not consecutive) in any twelve (12) month period, as a result of an injury, disease, sickness or other physical or mental incapacity). A determination of Employee's Disability shall be made by a qualified medical doctor licensed to practice in the State of Missouri chosen by Employer subject to Employee's approval, which approval shall not be unreasonably withheld. Employee shall consent to be examined by Employer's medical doctor and shall consent to allow Employee's medical doctor to discuss Employee's medical condition with Employer. Notwithstanding anything to the contrary contained herein, Employee's Disability shall not be deemed to have commenced until full coverage with respect to such Disability shall have been approved by Employer's disability insurance carrier and payment under Employer's group disability policy for such Disability shall have commenced.
               3.  Duties of Employee.  During Employee's
employment by Employer, Employee shall serve Employer to the best of Employee's ability and shall perform such duties as are typically performed by Employer's employee responsible for Human Resources, Collective Bargaining and Labor Relations. Employee agrees to devote Employee's time and efforts to the business of Employer (except for usual vacations and reasonable time for attention to personal affairs so long as Employee's performance hereunder is not adversely affected thereby), and to be loyal and faithful at all times, constantly endeavoring to improve Employee's ability and knowledge of the business of Employer in an effort to increase the value of Employee's services for the mutual benefit of Employee and Employer.
               4.  Compensation.
                    (a)  Employer agrees to pay Employee for
Employee's services during the term of Employee's employment hereunder. Employee's base salary shall be the greater of (i) an annual rate of One Hundred Sixty-Seven Thousand Five Hundred Dollars ($167,500.00) (ii) the highest annual base salary authorized by Employer for Employee after the date hereof. Employee's base salary shall be due and payable in twelve (12) equal monthly installments. Additionally, during the term of Employee's employment by Employer hereunder, Employee's compensation shall be reviewed and may be increased and/or Employee may be paid additional or special compensation including without limitation stock options, stock appreciation rights and other incentive compensation, or bonuses (based on the earnings of Employer, the performance of Employee or otherwise) from time to time by the mutual agreement of Employee and Employer, as determined by Employer. In addition, during the term of this Agreement, Employee shall receive such fringe benefits as are made available by Employer from time to time to other employees of Employer at Employee's level of employment.
                    (b)  In the event of the termination of
Employee's employment either (i) by Employee for any reason including death or Disability, or (ii) by Employer without "cause" (as defined in paragraph 2 herein), Employee shall be paid incentive compensation for the fiscal year in which such termination occurred in an amount equal to the product of (a) the amount of incentive compensation to which he would have been entitled for such fiscal year had there been no termination of employment and (b) a fraction, the numerator of which is the number of days of such fiscal year in which Employee remained in the employment of Employer and the denominator of which is 365.
               5.  Life Insurance Benefits.
                    (a)  During the term of this Agreement,
Employer shall be obligated to keep in force life insurance on the life of Employee in the amount of Three Hundred Ninety-Five Thousand Dollars ($395,000.00), Three Hundred Thousand Dollars ($300,000.00) of which will consist of permanent insurance on the life of Employee owned by Employee or his designee.
                    (b)  In the event of the termination of
Employee's employment either (i) by Employee for any reason, or
(ii) by Employer without "cause" (as defined in paragraph 2 herein), Employer agrees to keep in force the permanent life insurance set forth in subparagraph (a) of this paragraph 5 for the duration of Employee's life. Employer may fulfill this obligation by satisfying the premium requirement so that such permanent insurance is fully paid under the terms of such permanent insurance policy. Employer's obligation to pay permanent life insurance premiums under this subparagraph (b) will survive the term of this Agreement.
                    (c)  In the event of the termination of
Employee's employment by Employer for "cause" (as defined in paragraph 2 herein), then Employer's obligation to pay premiums under this paragraph 5 will cease.
                    (d)  Employer agrees to reimburse Employee
for any tax due on the annual permanent insurance premium paid by Employer.
                    (e)  The amount of insurance described in
subparagraph (a) may be increased by the Board of Directors.
          6. Termination. In the event of the termination of Employee's employment by Employer without "cause" (as defined in paragraph 2 herein), then, in lieu of any further salary payment pursuant to paragraph 4(a) herein, Employer agrees to pay Employee for the remaining term of this Agreement at an annual rate equal to the average of Employee's "compensation" for the three fiscal years preceding the year of such termination. For this purpose the term "compensation" means Employee's base salary in effect for a particular year plus the incentive compensation received by Employee with respect to services rendered in such year whether or not such incentive compensation is actually paid in such year. Amounts described above due Employee under this paragraph 6 shall be due and payable for the duration of the remaining term in equal monthly installments. In addition to the foregoing, Employer shall continue, for the duration of the remaining term, to provide Employee with such additional fringe benefits to which Employee was entitled as of the day immediately prior to the date of such termination.
               7. Extent of Services. Employee shall devote Employee's time, attention and energy to the business of Employer, and shall not during the term of this Agreement, or any extension hereof, without Employer's consent, be engaged in any other business activity whether or not such business activity is pursued for gain, profit or other pecuniary advantage; but nothing contained herein shall be construed as preventing Employee from investing his assets in such form or manner as will not require any service on the part of Employee in the operation of the affairs of the corporations or other entities in which Employee may invest his assets.
               8.  Covenants of Employee.
                    (a) During the term of Employee's employment with Employer, and for a period of one (1) year after the termination of such employment, for whatever reason, except for the termination of Employee's employment under circumstances which constitute a violation by Employer of the provisions of this Agreement, Employee covenants and agrees that Employee will not (except as required in Employee's duties to Employer), in any manner directly or indirectly:
                         (i)  Disclose or divulge to any person,
entity, firm or company whatsoever, or use for Employee's own benefit or the benefit of any other person, entity, firm or company directly or indirectly, in competition with the business of Employer, as the same may exist at the date of such cessation, any proprietary business methods, customer lists, supplier lists, business plans or other information or data of Employer, without regard to whether all of the foregoing matters will otherwise be deemed confidential, material or important, the parties hereto stipulating that as between them, the same are important, material and confidential and greatly affect the effective and successful conduct of the business and the goodwill of Employer, and that any breach of the terms of this subparagraph (i) shall be a material breach of this Agreement;
                         (ii)  Solicit, divert, take away or
interfere with any of the customers, trade, business, patronage, employees or agents of Employer;
                         (iii)  Engage, directly or indirectly,
either personally or as an employee, partner, associate, officer, manager, agent, advisor, consultant or otherwise, or by means of any corporate or other entity or device, in any business competitive with the business of Employer.
                    (b)  For purposes hereof, a business will be
deemed competitive if (i) such business involves the manufacture and sale of steel, or any other business which is competitive, during or as of the date of cessation of Employee's employment, with any business then being conducted by Employer or as to which Employer has at such time formulated definitive plans to enter; and (ii) such business makes substantial sales of products competitive with those of Employer in any of the States of Missouri, Illinois, Indiana, Iowa, Michigan and Ohio.
                    (c)  All of the covenants on behalf of
Employee contained in this paragraph 8 shall be construed as agreements independent of any other provision of this Agreement, and the existence of any claim or cause of action against Employer, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by Employer of these covenants.
                    (d)  It is the intention of the parties to
restrict the activities of Employee under this paragraph 8 only to the extent necessary for the protection of legitimate business interests of Employer, and the parties specifically covenant and agree that should any of the clauses or provisions set forth herein, under any set of circumstances not now foreseen by the parties, be held by a court of competent jurisdiction to be illegal, invalid or unenforceable under present or future laws effective during the term of this Agreement, then and in that event, it is the intention of the parties hereto that, in lieu of each such clause or provision of this paragraph 8, there shall be substituted or added, and there is hereby substituted or added, terms to such illegal, invalid or unenforceable clause or provision as may be legal, valid and enforceable.
               9 Expenses. In addition to compensation paid to Employee under paragraph 4 hereof, during the period of Employee's employment, Employer will pay directly or reimburse Employee for reasonable and necessary expenses incurred by Employee in the interest of the business of Employer. All such expenses paid by Employee will be reimbursed by Employer upon presentation by Employee, from time to time, of an itemized account of such expenditures, accompanied by appropriate receipts or other evidence of payment to the extent necessary to permit the deductibility thereof for Federal income tax purposes.
               10.  Documents.  Employee agrees that all
documents, instruments, drawings, plans, contracts, proposals, records, notebooks, invoices, statements and correspondence, including all copies thereof, relating to the business of Employer, other than purely personal documents, shall be the property of Employer; and upon the cessation of Employee's employment with Employer, for whatever reason, all of the same then in Employee's possession, whether prepared by Employee or others, will be left with or immediately delivered to Employer.
               11. Remedies. It is agreed that any material breach or evasion of any of the terms of this Agreement by Employee will result in immediate and irreparable injury to Employer and will authorize recourse to injunction and/or specific performance as well as to all other legal or equitable remedies to which Employer may be entitled. No remedy conferred by any of the specific provisions of this Agreement is intended to be exclusive of any other remedy, and each and every remedy shall be cumulative and shall be in addition to every other remedy whether given hereunder or not or whether hereafter existing at law or in equity, by statute or otherwise. The election of any one or more remedies by Employer or Employee shall not constitute a waiver of the right to pursue other available remedies at any time or cumulatively from time-to-time.
               12. Severability. All agreements and covenants herein contained are severable, and in the event any of them shall be held to be invalid or unenforceable by any court of competent jurisdiction, this Agreement shall continue in full force and effect and, subject to paragraph 8(d) hereof, shall be interpreted as if such invalid agreement or covenant were not contained herein.
               13 Waiver or Modification. No amendment, waiver or modification of this Agreement or of any covenant, condition or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith, and no evidence of any amendment, waiver or modification shall be offered or received in evidence in any proceeding, arbitration or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such amendment, waiver or modification is in writing, duly executed as aforesaid, and the parties further agree that the provisions of this paragraph may not be waived or modified except as herein set forth. Failure of Employee or Employer to exercise or otherwise act with respect to any rights granted hereunder in the event of a breach of any of the terms or conditions hereof by the other party, shall not be construed as a waiver of such breach, nor prevent Employee or Employer from thereafter enforcing strict compliance with any and all of the terms and conditions hereof.
               14.  Fees and Expenses.  If Employee is the
prevailing party, Employer shall pay all of Employee's reasonable legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by Employee as a result of (i) Employee's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment) or (ii) Employee's seeking to obtain or enforce any right or benefit provided by this Agreement or by any other plan or arrangement maintained by Employer under which Employee is or may be entitled to receive benefits.
               15. Notices. All notices, requests, demands or other communications hereunder ("Notice") shall be in writing and shall be given by registered or certified mail, return receipt requested:
if to Employer to:

                         Laclede Steel Company
                         Attn:  John B. McKinney
                         15th Floor
                         One Metropolitan Square
                         St. Louis, Missouri 63102

and, if to Employee, to:

                         H. Bruce Nethington
                         1130 South Geyer Road
                         St. Louis, Missouri 63122

or to such other addresses as to which the parties hereto give Notice in accordance with this paragraph 15.
               16.  Construction.  This Agreement shall be
governed by and construed and interpreted according to the laws of the State of Missouri, notwithstanding the place of execution hereof, nor the performance of any acts in connection herewith or hereunder in any other jurisdiction. For all purposes hereof, reference to Employer shall include each and every subsidiary and affiliated company of Employer.
               17. Assignability. The services to be performed by Employee hereunder are personal in nature and therefore Employee shall not assign his rights or delegate his obligations under this Agreement, and any attempted or purported assignment or delegation not herein permitted shall be null and void.
               18. Successors. Subject to the provisions of paragraph 17, this Agreement shall be binding upon and shall inure to the benefit of Employer and Employee and their respective heirs, executors, administrators, legal representatives, successors and assigns.
               19.  Prior Employment Agreements.  Any prior
Employment Agreement between Employer and Employee is hereby terminated by mutual agreement.
               IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                         ______________________________
                              H. BRUCE NETHINGTON

                                   "Employee"


                         LACLEDE STEEL COMPANY


                         By____________________________
                                John B. McKinney, President

                                   "Employer"


                    REGISTRATION RIGHTS AGREEMENT

               THIS REGISTRATION RIGHTS AGREEMENT (this
"Agreement"), dated July 30, 1996, is made and entered into by and between LACLEDE STEEL COMPANY, a Delaware corporation (the "Company"), IVACO INC., a Canadian corporation ("Ivaco"), JOHN B. McKINNEY, MICHAEL H. LANE, J. WILLIAM HEBENSTREIT, LARRY J. SCHNURBUSCH and H. BRUCE NETHINGTON (collectively, the "Management Purchasers").

                             RECITALS

               A. The Company and Ivaco have entered into a Stock Purchase Agreement dated as of July 30,1996 (the "Stock Purchase Agreement"), whereby Ivaco has purchased 366,667 shares of the Company's Series A Preferred Stock, no par value, (the "Series A Preferred Stock") at a price of $15.00 per share;

               A.   The Company and each of the Management
Purchasers separately entered into a Management Stock Purchase Agreement dated as of July 30,1996 (the "Management Stock Purchase Agreements"), whereby the Management Purchasers have purchased an aggregate of 50,000 shares of Series A Preferred Stock at a price of $15.00 per share;

               B. Upon approval by the stockholders of the Company of (1) a reduction of the par value per share of the Company's common stock from $13.33 per share to $0.01 per share and (2) an increase in the number of authorized shares of the Company's common stock from 5,000,000 to 25,000,000, and (3) the recapitalization of Series A Preferred Stock, each share of Series A Preferred Stock will become convertible at the option of the holder into shares of the Company's common stock as contemplated by Section 11 of the Certificate of Designation for such series.

               C. Pursuant to a standby purchase agreement, Ivaco may also purchase certain additional shares of Series A
Preferred Stock.

               D. Ivaco may desire, in the future, to sell to the public some or all of the shares of Series A Preferred Stock, and/or any common stock issued upon conversion of Series A
Preferred  Stock.

               E. The Company therefore deems it to be in its best interest to set forth the rights of Ivaco in connection with public offerings and sales of such shares of Series A Preferred
Stock and common stock issued upon conversion of Series A
Preferred Stock.

               NOW, THEREFORE, in consideration of the premises and mutual covenants and obligations hereinafter set forth, and intending to be legally bound hereby, the Company and Ivaco hereby agree as follows:

               1. Definitions. As used in this Agreement, the following terms shall have the following meanings:

                    "Effective Date" shall mean the date of this Agreement.

                    "Exchange Act" shall mean the Securities
          Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

                    The terms "register," "registered," and
          "registration" shall mean a registration effected by the preparation and filing of a Registration Statement in compliance with the Securities Act, and the declaration or ordering of effectiveness of such Registration Statement by the SEC.

                    "Holder(s)" shall mean Ivaco and the
          Management Purchasers, so long as it or they hold any Registrable Securities, and any person owning
          Registrable Securities who is a permitted assignee of rights under Section 12 of this Agreement.

                    "Registrable Securities" shall mean the
          shares of (1) any Series A Preferred Stock issued to Ivaco pursuant to the Stock Purchase Agreement and any common stock issued upon conversion of such Series A Preferred Stock, (2) any Series A Preferred Stock issued to the Management Purchasers pursuant to the Management Purchase Agreements and any common stock issued upon conversion of such Series A Preferred Stock, and (3) any Series A Preferred Stock issued to Ivaco pursuant to the Standby Agreement which is attached as Exhibit E to the Stock Purchase Agreement and any common stock issued upon conversion of such Series A Preferred Stock, and, in each case, all shares of common stock or other securities issued as (or issuable upon the conversion or exercise of any warrant, right or other security which is issued as) a dividend or other distribution with respect to, in exchange for, or in replacement of any shares of Series A Preferred Stock. The term "Registrable Securities" excludes, however, any security (i) the sale of which has been effectively registered under the Securities Act and which has been disposed of in accordance with a Registration Statement, (ii) that has been sold in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act under
          Section 4(1) thereof (including, without limitation, transactions pursuant to Rules 144 and 144A of the Securities Act) such that the further disposition of such securities by the transferee or assignee is not restricted under the Securities Act, (iii) that have been sold in a transaction in which such rights are not, or cannot be, assigned, or (iv) for which the Registration Rights have expired pursuant to Section 11 of this Agreement.

                    "Registration Expenses" shall mean all
          expenses incident to the Company's performance of or compliance with this Agreement, including, without limitation, all (i) registration, qualification and filing fees; (ii) fees and expenses of compliance with securities or blue sky laws (including reasonable fees and disbursements of counsel in connection with blue sky qualifications of any Registrable Securities being registered); (iii) printing expenses; (iv) internal expenses of the Company (including, without limitation, all salaries and expenses of officers and employees of the Company performing legal or accounting duties); (v) fees and disbursements of counsel for the Company and fees and expenses for independent certified public accountants retained by the Company (including the expenses of any comfort letters or costs associated with the delivery by independent certified public accountants of comfort letters customarily requested by underwriters); and (vi) fees and expenses of listing any Registrable Securities on any national securities exchange.

                    "Registration Rights" shall mean the rights of the Holders to cause the Company to register
          Registrable Securities pursuant to Sections 2 and 3 of this Agreement.

                    "Registration Statement" shall mean any
          registration statement or similar document that covers any of the Registrable Securities pursuant to the provisions of this Agreement, including the prospectus or preliminary prospectus included therein, all amendments and supplements to such Registration Statement, including post-effective amendments, all exhibits to such Registration Statement and all material incorporated by reference in such Registration Statement.

                    "SEC" shall mean the Securities and Exchange
          Commission.

                    "Securities Act" shall mean the Securities
          Act of 1933, as amended, and the rules and regulations promulgated thereunder.


               1.   Demand Registration.

                    (a) If the Company shall receive at any time on or after September 15, 1996, a written request from any Holder(s) of Registrable Securities (collectively, the "Initiating Holder") representing at least twenty percent (20%) of the Registrable Securities or the amount of Registrable Securities equivalent to 50,000 shares of Series A Preferred Stock in the case of Ivaco, that the Company file a Registration Statement covering the registration of no less than twenty percent (20%) of the Registrable Securities or the amount of Registrable Securities equivalent to 50,000 shares of Series A Preferred Stock in the case of Ivaco, as specified in the written request of the Initiating Holder (the "Registration Request"), then the Company shall (i) within five (5) days of the receipt of such Registration Request, give written notice of such Registration Request to Ivaco, and (ii) use its reasonable best efforts to as promptly as practicable file a Registration Statement covering the registration of all Registrable Securities with respect to which the Company receives, within the twenty
(20) days immediately following the Registration Request, a request for inclusion in the registration from the Holder(s) thereof (an "Inclusion Request") and the Company shall effect as soon as practicable the registration of such Registrable Securities. Each Inclusion Request shall also specify the aggregate number of shares of Registrable Securities proposed to be registered. Ivaco shall have the right to effect up to three
(3) demand registrations pursuant to this Section 2. Holders other than the Initiating Holder shall have the right to participate in any registration pursuant to this Section 2.

                    (b)  the Company shall not be obligated (i)
to effect more than three registrations pursuant to this
Section 2 requested by Ivaco, (ii) to effect any registration pursuant to this Section 2 within one (1) year after the effective date of any registration of Registrable Securities pursuant to a demand registration or any other registration of Registrable Securities which the Holders were afforded the opportunity to register all Registrable Securities under the Securities Act which the Holders desired to register, (iii) to effect any registration pursuant to this Section 2 if, in the written opinion of counsel to the Company, reasonably satisfactory to the requesting Holder, the sale or disposition of such Holder's Registrable Securities, in the manner proposed by such Holder, may be effected without registering such Securities under the Securities Act.

                    (c)  If any demand registration is an
underwritten offering the Holders of a majority of the Registrable Securities to be included in such demand registration will select a managing underwriter or underwriters to administer the offering, which underwriter or underwriters shall be reasonably satisfactory to the Company.

               2. Incidental Registration. In the event that (but without any obligation to do so), after the Effective Date, the Company proposes to register any shares of Registrable Securities in connection with the underwritten public offering of such shares solely for cash on any form of Registration Statement in which the inclusion of Registrable Securities is appropriate (other than a registration (i) relating solely to the sale of securities to participants in a Company stock plan, (ii) pursuant to a Registration Statement on Form S-4 or Form S-8 (or any successor forms) or any form that does not include substantially the same information, other than information relating to the selling shareholders or their plan of distribution, as would be required to be included in a demand registration statement under
Section 2 covering the sale of Registrable Securities, (iii) in connection with any dividend reinvestment or similar plan or
(iv) for the sole purpose of offering securities to another entity or its security holders in connection with the acquisition of assets or securities of such entity or any similar transaction, the Company shall promptly give Ivaco written notice of such registration at least thirty (30) days before the anticipated filing date of any such Registration Statement. Upon the written request of any Holder within fifteen (15) days after the date of such notice from the Company, the Company shall cause to be registered under the Securities Act all of the Registrable Securities that such Holder has so requested to be registered on such Registration Statement. The Company shall not be required to proceed with, or maintain the effectiveness of, any registration of its securities after giving the notice herein provided, and the right of any Holder to have Registrable Securities included in such Registration Statement shall be conditioned upon participation in any underwriting to the extent provided herein. The Company shall not be required to include any Registrable Securities in such underwriting unless the Holders thereof enter into an underwriting agreement with the underwriter(s) selected by the Company in customary form, and upon terms and conditions agreed upon between the Company and such underwriter(s). In the event that the underwriter(s) shall advise the Company that marketing or other factors require that less than 100% of the Registrable Securities requested by the Holder or Holders of Registrable Securities be underwritten, then the Company shall so advise all Holders of Registrable Securities that would otherwise be underwritten pursuant hereto. The underwriter(s) may exclude some or all of the Registrable Securities from such underwriting to the extent and in the amount that the underwriter(s) advise the Company that less than 100% of the Registrable Securities requested to be registered can be marketed and the number of Registrable Securities, if any, that may be included in the underwriting shall be allocated among all Holders thereof in proportion (as nearly as practicable) to the number of Registrable Securities which each Holder requested be included in such registration; provided, however, that the number of Registrable Securities requested to be registered by the Management Purchasers shall be reduced to zero before the number of Registrable Securities requested to be registered by Ivaco shall be reduced by any amount. Nothing in this Section 3 is intended to or shall diminish the number of securities to be included by the Company in such underwriting. The Company and the underwriter(s) selected by the Company shall make all determinations with respect to the timing, pricing and other matters related to the offering of securities pursuant to this
Section 3.

               3. Registration Procedure. Whenever required under this Agreement to effect the registration of the Registrable Securities, the Company shall as expeditiously as reasonably possible:

                    (a)  prepare and file with the SEC, as soon
          as practicable, a Registration Statement with respect to such Registrable Securities and use its reasonable best efforts to cause such Registration Statement to become effective, and keep such Registration Statement effective for up to one hundred eighty (180) days or such shorter period as shall be required to sell all of the Registrable Securities covered by such Registration Statement; notwithstanding the foregoing, the Company shall have no obligation to cause any Registration Statement to become effective prior to the date the Company has published its financial results for the third fiscal quarter of 1996. If the Holders of a majority of the Registrable Securities to be included in such registration statement notify the Company in writing that they have selected one firm of attorneys ("Sellers Counsel") to represent them in connection with such registration, then at least five business days before filing with the Commission such registration statement, the Company will furnish to Sellers Counsel copies of such registration statement as proposed to be filed, and thereafter will furnish to each seller of Registrable Securities such number of copies of such registration statement, each amendment and supplement thereto, the prospectus included in such registration statement (including each preliminary prospectus) and such other documents as such seller may reasonably request in order to facilitate the disposition of the Registrable Securities owned by such seller and to change the registration statement (but not including any document incorporated therein by reference) as it relates to such seller or Sellers Counsel as requested by such seller or Sellers Counsel on a timely basis, and to reasonably consider other changes to the registration statement (but not including any document incorporated therein by reference) reasonably requested by such seller or Sellers Counsel on a timely basis, in light of the requirements of the Securities Act and any other applicable laws and regulations;

                    (b)  prepare and file with the SEC such
          amendments, post-effective amendments and supplements to such Registration Statement and the prospectus used in connection with such Registration Statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all Registrable Securities covered by such Registration Statement;

                    (c)  furnish to the Holders, without charge,
          such number of copies of a prospectus, including a preliminary prospectus, and any amendments or supplements thereto as such Holders may reasonably request and a reasonable number of copies of the then-effective Registration Statement and any post-effective amendment thereto, including financial statements and schedules, all documents incorporated therein by reference and all exhibits (including those incorporated by reference);

                    (d)  promptly after the filing of any
          document that is to be incorporated by reference into a Registration Statement or prospectus, provide copies of such document to Ivaco;

                    (e)  make every reasonable effort to obtain
the withdrawal of any order suspending the effectiveness of a registration statement at the earliest possible moment and to prevent the entry of such an order;

                    (f)  use its reasonable best efforts to
          register and qualify the securities covered by such Registration Statement under such other securities or blue sky laws of such jurisdictions as shall be reasonably requested by the Holders; provided, however, that the Company shall not be required to qualify to do business, file a general consent to service of process or subject itself to taxation in any such states or jurisdictions where it would not otherwise be required to so qualify to do business or consent to service of process or subject itself to taxation;

                    (g)  if it knows thereof, notify the Holders
          of shares covered by such Registration Statement, at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the occurrence of any event as a result of which in its judgment the prospectus included in such Registration Statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing;

                    (h) use its reasonable best efforts to cause all Registrable Securities covered by the Registration Statement to be listed on each national securities exchange on which shares of the Company's Common Stock are then listed, if eligible, or if the Common Stock is not then so listed, the NASDAQ National Market System, if eligible, or in the over-the-counter market, as shown by the NASDAQ System Level 1 (or comparable system), if eligible;

                    (i) cooperate with the Holders to facilitate the timely preparation and delivery of certificates representing Registrable Securities to be sold and not bearing any restrictive legends, and enable such Registrable Securities to be in such denominations and registered in such names as the Holders may request at least two (2) business days prior to any sale of Registrable Securities; and

                    (j)  pay or cause to be paid all Registration
          Expenses.

               4. Right to Withdraw Registration Request. The Holders may withdraw a request for registration or inclusion hereunder at any time but shall lose one (1) of their rights to cause the Company to register the Registrable Securities pursuant to Section 2 hereof if a request for registration under Section 2 was withdrawn; provided, however, that if the request is withdrawn as a result of information concerning the business or financial condition of the Company which materially and adversely differs from information regarding the Company publicly available on the date on which such registration was requested, the foregoing provisions shall not be applicable.

               5.   Right to Withdraw Registration.
Notwithstanding anything herein to the contrary, the Company may delay, suspend or withdraw any registration or qualification of Registrable Securities required pursuant to this Agreement if the Company in good faith determines that any such registration would adversely affect an offering of any securities of the Company which is then in process or if the Company is aware of other pending developments or any material corporate event and the Company is not in a position to timely prepare and file such Registration Statement, or to move forward with the processing of such Registration Statement by the SEC. If the Company exercises its right to withdraw a registration pursuant to this Section 6 or the registration fails to become effective for any reason, the related request to register shall not be counted as an exercise of a demand registration right under Section 2 hereof.

               6. Obligation of Holders to Furnish Information. It shall be a condition precedent to the obligations of the Company to take any action pursuant to this Agreement with respect to the Registrable Securities that the Holders thereof furnish to the Company such information regarding themselves, the Registrable Securities held by them, and the intended method of disposition of such Registrable Securities as shall be required under the Securities Act or the Exchange Act to effect the registration of the Holders' Registrable Securities.

               The Holders agree that, upon receipt of any notice from the Company of the occurrence of any event of the kind described in Section 4(f) hereof, the Holders shall forthwith discontinue disposition of the Registrable Securities pursuant to the then current prospectus until (i) the Holders are advised in writing by the Company that a new Registration Statement covering the offer of Registrable Securities has become effective under the Securities Act, or (ii) the Holders receive copies of a supplemented or amended prospectus contemplated by Section 4 hereof, or (iii) until the Holders are advised in writing by the Company that the use of the then current prospectus may be resumed. The Company shall use its reasonable best efforts to limit the duration of any discontinuance of disposition of Registrable Securities pursuant to this paragraph.

               7.   Effectiveness of Registration.
Notwithstanding the obligation of the Company to effect no more than three (3) registrations requested pursuant to Section 2 hereof, a registration requested pursuant to Section 2 hereof shall not be deemed to have been effected if (i) the Registration Statement has not been kept effective for the period required under Section 4(a) of this Agreement, or (ii) the offering of Registrable Securities pursuant to such registration does not commence due to any reason other than withdrawal by the Holder.

               8.   Indemnification and Contribution.

                    (a)  Indemnification by the Company.  In the
          event any Registrable Securities are included in a Registration Statement pursuant to this Agreement, the Company hereby agrees to indemnify and hold harmless the Holders, their partners, officers, employees and directors and each person who controls such Holder (within the meaning of the Securities Act) and any agent thereof against all losses, claims, damages, liabilities or expenses (including reasonable expenses of investigation), joint or several, or actual or threatened actions in respect thereof (collectively, "Losses") to which such Holders may become subject under the Securities Act, or otherwise, to the extent such Losses arise out of, or are based upon, any untrue statement or alleged untrue statement of any material fact contained in such Registration Statement, any related preliminary, final or summary prospectus, or any amendment or supplement thereto, or any document incorporated by reference into any of the foregoing, or arise out of, or are based upon, the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Holders for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such Losses; provided, however, that the Company will not be so liable to the extent that any such Losses arise out of, or are based upon, an untrue statement or alleged untrue statement of a material fact or an omission or alleged omission to state a material fact in such Registration Statement, such preliminary, final or summary prospectus, or any such amendment or supplement thereto, or any such document incorporated by reference into any of the foregoing, in reliance upon, and in conformity with, information furnished in writing to the Company by or on behalf of the Holders expressly for use in such document; provided, further, that the Company shall not be liable, and this indemnification agreement shall not apply, to the extent that any such Losses are attributable to the failure of the Holders (or agent acting on their behalf) to deliver a final prospectus (or amendment or supplement thereto) that corrects a material misstatement or omission contained in the preliminary prospectus (or final prospectus) or to any misstatement or omission of the Holders' selling broker(s). In connection with an underwritten offering, the Company will indemnify the underwriters thereof, their partners, officers, employees and directors and each person who controls such underwriters (within the meaning of the Securities Act) and any agent thereof at least to the same extent as provided above with respect to the indemnification of the Holders of Registrable Securities.

                    (b)  Indemnification by the Holders of
          Registrable Securities. With respect to written information furnished to the Company expressly for use in connection with any registration pursuant to the terms of this Agreement by or on behalf of any Holder for use in a Registration Statement, any related preliminary, final or summary prospectus, or any supplement or amendment thereto, or any document incorporated by reference into any of the foregoing, the Holders whose shares are being registered pursuant to the Registration Statement shall agree in writing to severally, and not jointly, indemnify and hold harmless the Company, and its directors, officers and employees and each person, if any, who "controls" (within the meaning of the Securities Act) the Company (the "the Company Indemnitees") against any Losses to which the Company or such other person entitled to indemnification hereunder may become subject under the Securities Act, or otherwise, insofar as such Losses arise out of, or are based upon, any untrue statement or alleged untrue statement of any material fact contained in such Registration Statement, such preliminary, final or summary prospectus, or any such amendment or supplement thereto, or any such document incorporated by reference into any of the foregoing, or arise out of, or are based upon, the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading; and such Holders shall reimburse the Company Indemnitees for any legal or other expenses reasonably incurred by it or them in connection with investigating or defending any such Losses, in each case to the extent, but only to the extent, that the same arises out of, or is based upon, an untrue statement or alleged untrue statement of a material fact or an omission or alleged omission to state a material fact in such Registration Statement, such preliminary, final or summary prospectus, any such amendment or supplement thereto, or any such document incorporated by reference into any of the foregoing, in reliance upon, and in conformity with, such information.

                    (c)  Conduct of Indemnification Proceedings.
          Promptly after receipt by an indemnified party hereunder of notice of any claim or the commencement of any action by a claimant not an indemnified party hereunder ("Third-Party Claim"), the indemnified party shall, if a claim for indemnification in respect thereof is expected to be made by such indemnified party against an indemnifying party, promptly notify such indemnifying party in writing of such Third-Party
          Claim as soon as is reasonably practicable after said claim is actually known to the indemnified party;
          provided, however, that the right of an indemnified party to be indemnified hereunder in respect of Third-Party Claims shall not be adversely affected by such indemnified party's failure to notify the indemnifying party of such Third-Party Claim unless, and then only to the extent that, an indemnifying party is actually damaged or suffers any Loss or incurs any additional expense as a result thereof. The omission so to notify the indemnifying party will not relieve the indemnifying party from any liability that it may have to any indemnified party under law or otherwise than under this Section 9. If any such Third-Party Claim is brought against an indemnified party, and it promptly notifies the indemnifying party thereof, the indemnifying party shall be entitled to assume the defense thereof with counsel selected by the indemnifying party and reasonably satisfactory to the indemnified party provided that the indemnifying party notifies the indemnified party of its election to assume the defense of such claim within twenty (20) days of receipt of notice of the claim from the indemnified party. After the indemnifying party gives notice to the indemnified party of its election to assume the defense of such Third-Party Claim,
          (i) except as set forth below, the indemnifying party shall not be liable to the indemnified party for any legal or other expense subsequently incurred by the indemnified party in connection with the defense thereof, (ii) the indemnifying party shall not be liable for the costs and expenses of any settlement of such claim or action unless such settlement was effected with the written consent of the indemnifying party, which shall not be unreasonable withheld, or the indemnified party waived any rights to indemnification hereunder in writing, in which case the indemnified party may effect a settlement without such consent at its own cost and expense, and (iii) the indemnified party shall be obligated to cooperate with the indemnifying party in the investigation of such claim or action and shall not unreasonably prejudice the indemnifying party's subrogation rights. The indemnified party will have the right to employ its counsel in any such action, but the fees and expenses of such counsel will be at the expense of such indemnified party unless (i) the employment of counsel by the indemnified party has been authorized in writing by the indemnifying party, (ii) the indemnified party has reasonably concluded that there may be a conflict of interest between the indemnifying party and the indemnified party in the conduct of the defense of such action (in which case the indemnifying party will not have the right to direct the defense of such action on behalf of the indemnified party) or (iii) the indemnifying party has not in fact employed counsel to assume the defense of such action within twenty (20) days after receiving notice of the commencement of the action, in each of which cases the fees and expenses of counsel will be at the expense of the indemnifying party or parties. All such fees and expenses will be reimbursed promptly as they are incurred.

                    (d)  Contribution.  If for any reason the
          indemnification provided for in Sections 9(a) or (b) hereof is unavailable to an indemnified party or is insufficient to hold it harmless as contemplated therein, then the indemnifying party shall contribute to the amount paid or payable by the indemnified party as a result of such Loss in such proportion as is appropriate to reflect not only the relative benefits received by the indemnifying party and the indemnified party, but also the relative fault of the indemnifying party and the indemnified party, as well as any other relevant equitable considerations. With respect to any claim, no person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities
          Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

                    (e)  Survival of Indemnification.  The
          obligations under this Section 9 shall survive the completion of any offering of Registrable Securities in a Registration Statement pursuant to this Agreement, and otherwise.

                    (f)  Limitation.    Anything to the contrary
          contained in this Section 9 hereof notwithstanding, no Holder of Registrable Securities shall be liable for indemnification and contribution payments aggregating an amount in excess of the maximum amount received by such holder in connection with any sale of Registrable Securities as contemplated herein.

               9.   Amendment of Registration Rights.  Any
provision of this Agreement may be amended or the observance thereof may be waived (either generally or in a particular instance and either retroactively or prospectively), only with the written consent of the Company and Ivaco. Any amendment or waiver effected in accordance with this Section 10 shall be binding upon each Holder of any Registrable Securities and the Company.

               10.  Assignment of Registration Rights.  The
Registration Rights may be assigned by Ivaco to a permitted transferee or assignee of Registrable Securities and such transferee or assignee shall be deemed a Holder for purposes hereof, provided that (i) the Company is, promptly upon such transfer, furnished with written notice of the name and address of such transferee or assignee and the Registrable Securities with respect to which such Registration Rights are being assigned, (ii) the transfer of such Registrable Securities is effected in accordance with all applicable securities laws, (iii) immediately following such transfer the further disposition of such Registrable Securities by the transferee or assignee is restricted to comply with the Securities Act, and (iv) the transferee executes and agrees to be bound by this Agreement, a counterpart of which executed by transferee shall be furnished to the Company.

               11. Information Confidential. The Holders may not use any information received by them pursuant to this Agreement in violation of the Exchange Act or reproduce, disclose, or disseminate such information to any other person (other than its employees or agents having a need to know the contents of such information and its attorneys), except to the extent reasonably related to the exercise of rights under this Agreement, unless such information has been made available to the public generally (other than by such recipient in violation of this Section 12) or such recipient is required to disclose such information by a governmental body or regulatory agency or by law in connection with a transaction that is not otherwise prohibited hereby.

               12. Notices. All notices, requests, demands, and other communications required or permitted under this Agreement shall be in writing and shall be deemed to have been duly given and made upon being delivered either by courier or fax delivery to the party for whom it is intended, provided that a copy thereof is deposited, postage prepaid, certified or registered mail, return receipt requested, in the United States or Canadian mail, bearing the address shown in this Section for, or such other address as may be designated in writing hereafter by, such party:

                    If to the Company:

                    Laclede Steel Company
                    One Metropolitan Square
                    211 North Broadway
                    St. Louis, Missouri 63102-2738
                    Attention: Michael H. Lane

                    With a copy to:

                    Bryan Cave LLP
                    One Metropolitan Square, Suite 3600
                    St. Louis, Missouri 63102
                    Attention: Frank P. Wolff, Jr.
                    Telephone: (314) 259-2000
                    Facsimile: (314) 259-2020

                    If to Ivaco:

                    Ivaco Inc.
                    Place Mercantile
                    770 Rue Sherbrooke Ouest
                    Montreal, Quebec,
                    Canada H3A 1G1

                    With a copy to:

                    Fried, Frank, Harris, Shriver & Jacobson
                    One New York Plaza
                    New York, New York 10004-1980
                    Attention: Jeffrey Bagner

               13. Earnings Statement. The Company will make generally available to its security holders as soon as possible, but no later than 45 days after the close of the period covered thereby (or 90 days if the period ends December 31), an earnings statement (in form complying with the provisions of Rule 158 of the regulations promulgated under the Securities Act) covering a twelve-month period beginning not later than the first day of the Company's fiscal quarter next following the effective date (as defined in said Rule 158) of the Registration Statement.

               14.  Successors.   This Agreement shall inure to
the benefit of and be binding upon the successors of each of the parties and the assigns of Ivaco.

               15. Counterparts. This Agreement may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

               16.  Headings.  The headings to sections and
paragraphs in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning or interpretation hereof.


               17.  Governing Law.       This Agreement shall be
governed by and construed and interpreted in accordance with the substantive laws of the State of Delaware, without reference to its principles of choice of law.

               18. Severability. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstance, is held invalid, illegal or unenforceable, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions contained herein shall not be affected or impaired thereby.

               19. Entire Agreement. This Agreement is intended by the parties as a final expression of their agreement and is intended to be a complete and exclusive statement of the agreement and understanding of the parties hereto in respect of the subject matter contained herein. This Agreement supersedes all prior agreements and understandings between the parties with respect to such subject matter.


               IN WITNESS WHEREOF, the parties hereto have executed this Registration Rights Agreement as of the date first written above.


                    IVACO INC.

                    By:
                    Name: Paul Ivanier
                    Title: President and Chief Executive Officer


                    LACLEDE STEEL COMPANY

                    By:
                    Name: John B. McKinney
                    Title: President and Chief Executive Officer

                    ELEVENTH AMENDMENT TO THE
                      LACLEDE STEEL COMPANY
                KEY EMPLOYEE RETIREMENT AGREEMENT


               THIS AGREEMENT, made and entered into on the 30th day of July, 1996 by and between LACLEDE STEEL COMPANY, a corporation organized under the laws of Delaware ("Company") and JOHN B. McKINNEY (the "Key Employee").

               WHEREAS, the Key Employee and the Company previously entered into a Key Employee Retirement Agreement (the
"Agreement") pursuant to the Laclede Steel Company Key Employee
Retirement Plan which Agreement has been amended ten times previously; and

               WHEREAS, the Key Employee and the Company desire to amend the Agreement effective as of July 30, 1996, to adjust the amount of required Company contributions in respect of investment of Key Employee Trust assets in Company securities;

               NOW, THEREFORE, effective as of July 30, 1996, the
Agreement is amended as follows:

                                I.

               The following sentence is added at the end of
Section 4.1(c):

          For purposes of this Section 4.1(c), the fair market value of the assets of a Key Employee Trust shall be determined without regard to any diminution in value of any Company stock in which such Trust invests, after the date of such investment.

               The Amendment was adopted and agreed to this 30th day of July, 1996.

                                   LACLEDE STEEL COMPANY


                                   By:






                                        John B. McKinney
                    ELEVENTH AMENDMENT TO THE
                      LACLEDE STEEL COMPANY
                KEY EMPLOYEE RETIREMENT AGREEMENT


               THIS AGREEMENT, made and entered into on the 30th day of July, 1996 by and between LACLEDE STEEL COMPANY, a corporation organized under the laws of Delaware ("Company") and
J. WILLIAM HEBENSTREIT (the "Key Employee").

               WHEREAS, the Key Employee and the Company previously entered into a Key Employee Retirement Agreement (the
"Agreement") pursuant to the Laclede Steel Company Key Employee
Retirement Plan which Agreement has been amended ten times previously; and

               WHEREAS, the Key Employee and the Company desire to amend the Agreement effective as of July 30, 1996, to adjust the amount of required Company contributions in respect of investment of Key Employee Trust assets in Company securities;

               NOW, THEREFORE, effective as of July 30, 1996, the
Agreement is amended as follows:

                                I.

               The following sentence is added at the end of
Section 4.1(c):

          For purposes of this Section 4.1(c), the fair market value of the assets of a Key Employee Trust shall be determined without regard to any diminution in value of any Company stock in which such Trust invests, after the date of such investment.

               The Amendment was adopted and agreed to this 30th day of July, 1996.

                                   LACLEDE STEEL COMPANY


                                   By:






                                        J. William Hebenstreit
                    ELEVENTH AMENDMENT TO THE
                      LACLEDE STEEL COMPANY
                KEY EMPLOYEE RETIREMENT AGREEMENT


               THIS AGREEMENT, made and entered into on the 30th day of July, 1996 by and between LACLEDE STEEL COMPANY, a corporation organized under the laws of Delaware ("Company") and MICHAEL H. LANE (the "Key Employee").

               WHEREAS, the Key Employee and the Company previously entered into a Key Employee Retirement Agreement (the
"Agreement") pursuant to the Laclede Steel Company Key Employee
Retirement Plan which Agreement has been amended ten times previously; and

               WHEREAS, the Key Employee and the Company desire to amend the Agreement effective as of July 30, 1996, to adjust the amount of required Company contributions in respect of investment of Key Employee Trust assets in Company securities;

               NOW, THEREFORE, effective as of July 30, 1996, the
Agreement is amended as follows:

                                I.

               The following sentence is added at the end of
Section 4.1(c):

          For purposes of this Section 4.1(c), the fair market value of the assets of a Key Employee Trust shall be determined without regard to any diminution in value of any Company stock in which such Trust invests, after the date of such investment.

               The Amendment was adopted and agreed to this 30th day of July, 1996.

                                   LACLEDE STEEL COMPANY


                                   By:






                                        Michael H. Lane
                     TWELFTH AMENDMENT TO THE
                      LACLEDE STEEL COMPANY
                   KEY EMPLOYEE RETIREMENT PLAN



               WHEREAS, Laclede Steel Company ("Company") previously adopted the Laclede Steel Company Key Employee Retirement Plan ("Plan") for the benefit of eligible employees which Plan has been amended eleven times previously; and

               WHEREAS, the Company desires to amend the Plan effective as of July 30, 1996, to adjust the amount of required
Company contributions in respect of investment of Key Employee
Trust assets in Company securities;

               NOW, THEREFORE, effective as of July 30, 1996, the
Plan is amended as follows:

                                I.

               The following sentence is added at the end of
Section 5.1(c):

          For purposes of this Section 5.1(c), the fair market value of the assets of a Key Employee Trust shall be determined without regard to any diminution in value of any Company stock in which such Trust invests, after the date of such investment.

               The Amendment was adopted and agreed to this 30th day of July, 1996.

                                   LACLEDE STEEL COMPANY


                                   By:





                      THIRD AMENDMENT TO THE
                      LACLEDE STEEL COMPANY
                KEY EMPLOYEE RETIREMENT AGREEMENT


               THIS AGREEMENT, made and entered into on the 30th day of July, 1996 by and between LACLEDE STEEL COMPANY, a corporation organized under the laws of Delaware ("Company") and
H. BRUCE NETHINGTON (the "Key Employee").

               WHEREAS, the Key Employee and the Company previously entered into a Key Employee Retirement Agreement (the
"Agreement") pursuant to the Laclede Steel Company Key Employee
Retirement Plan which Agreement has been amended two times previously; and

               WHEREAS, the Key Employee and the Company desire to amend the Agreement effective as of July 30, 1996, to adjust the amount of required Company contributions in respect of investment of Key Employee Trust assets in Company securities;

               NOW, THEREFORE, effective as of July 30, 1996, the
Agreement is amended as follows:

                                I.

               The following sentence is added at the end of
Section 4.1(c):

          For purposes of this Section 4.1(c), the amount of assets in a Key Empaloyee Trust as of the end of a year and the fair market value of the assets of such Trust shall be determined without regard to any diminution in value of any Company stock in which such Trust invests, after the date of such investment.

               The Amendment was adopted and agreed to this 30th day of July, 1996.

                                   LACLEDE STEEL COMPANY


                                   By:






                                        H. Bruce Nethington
                      THIRD AMENDMENT TO THE
                      LACLEDE STEEL COMPANY
                KEY EMPLOYEE RETIREMENT AGREEMENT


               THIS AGREEMENT, made and entered into on the 30th day of July, 1996 by and between LACLEDE STEEL COMPANY, a corporation organized under the laws of Delaware ("Company") and LARRY J. SCHNURBUSCH (the "Key Employee").

               WHEREAS, the Key Employee and the Company previously entered into a Key Employee Retirement Agreement (the
"Agreement") pursuant to the Laclede Steel Company Key Employee
Retirement Plan which Agreement has been amended two times previously; and

               WHEREAS, the Key Employee and the Company desire to amend the Agreement effective as of July 30, 1996, to adjust the amount of required Company contributions in respect of investment of Key Employee Trust assets in Company securities;

               NOW, THEREFORE, effective as of July 30, 1996, the
Agreement is amended as follows:

                                I.

               The following sentence is added at the end of
Section 4.1(c):

          For purposes of this Section 4.1(c), the amount of assets in a Key Empaloyee Trust as of the end of a year and the fair market value of the assets of such Trust shall be determined without regard to any diminution in value of any Company stock in which such Trust invests, after the date of such investment.

               The Amendment was adopted and agreed to this 30th day of July, 1996.

                                   LACLEDE STEEL COMPANY


                                   By:






                                        Larry J. Schnurbusch