Form 10-Q
period 1996-09-30
LACLEDE STEEL CO /DE/
filed 1996-11-14
CIK 57187

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

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

    Yes   X      No

     As of October 31, 1996 there were 4,056,140 shares of $0.01 par value common stock outstanding.



          LACLEDE STEEL COMPANY
            AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
          AND RETAINED EARNINGS
  (In Thousands Except Per Share Data)


                                         Third Quarter EndedYear to Date
                                         September 30,      September 30,
                                         1996     1995      1996     1995

Net sales                                  83,630   76,561   251,041  244,746

Costs and expenses:
     Cost of products sold                 80,836   70,568   240,139  217,492
     Selling, general and administrative    3,658    3,516    10,538   10,647
     Depreciation                           1,924    2,118     5,830    6,121
     Interest expense, net                  2,740    2,607     8,336    7,308
     Gain on sale of subsidiary stock          --       --        --     (728)
          Total costs and expenses         89,158   78,809   264,843  240,840

Earnings (loss) before income taxes        (5,528)  (2,248)  (13,802)   3,906

Provision (credit) for income taxes        (2,138)    (900)   (5,336)   1,378

Net earnings (loss)                        (3,390)  (1,348)   (8,466)   2,528

Retained earnings (deficit) at beginning   (7,391)  11,698    (2,315)   7,822

Retained earnings (deficit) at end of per (10,781)  10,350   (10,781)  10,350

Net earnings (loss) per share               (0.84)   (0.34)    (2.09)    0.62

                  LACLEDE STEEL COMPANY
                     AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                          ASSETS
                      (In Thousands)


                                                          Sep. 30,   Dec. 31,
                                                          1996       1995

Current Assets:
    Cash and cash equivalents                                 143        161
    Accounts receivable, less allowances                   40,601     37,287
    Prepaid expenses                                          427        744
    Income taxes recoverable                                   --      1,479
    Inventories:
        Finished                                           52,307     56,377
        Semi-finished                                      25,458     28,683
        Raw materials                                       8,209      8,415
        Supplies                                           14,786     13,807
        Total inventories                                 100,760    107,282

            Total Current Assets                          141,931    146,953




Non-Current Assets:
    Intangible pension asset                               15,909     17,409
    Other intangible assets                                 2,299      2,407
    Bond funds in trust                                     2,385      2,385
    Prepaid pension contributions                           5,631      6,586
    Deferred income taxes                                  49,468     44,062
    Notes receivable                                        3,600         --
    Other                                                   3,655      3,785
            Total Non-Current Assets                       82,947     76,634




Plant and Equipment, at cost                              245,335    243,573
    Less - accumulated depreciation                       122,709    117,382
            Net Plant and Equipment                       122,626    126,191





Total Assets                                              347,504    349,778

           LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          Sep. 30,   Dec. 31,
                                                          1996       1995

Current Liabilities:
    Accounts payable                                       44,874     31,617
    Accrued compensation                                    6,164      7,667
    Current portion of long-term debt                       2,484      2,459
    Accrued costs of pension plans                         13,327     15,449
    Other                                                   1,642      2,002
            Total Current Liabilities                      68,491     59,194


Non-Current Liabilities:
    Accrued costs of pension plans                         62,112     67,123
    Accrued postretirement medical benefits                81,610     81,431
    Other                                                   6,158      6,721
            Total Non-Current Liabilities                 149,880    155,275


Long-Term Debt:
    Bank revolving credit                                  82,870     84,541
    Bank term loan                                          5,706      6,780
    Revenue bonds                                          24,415     25,470
    Other                                                   2,000      2,000
            Total Long-Term Debt                          114,991    118,791


Stockholders' Equity:
    Preferred stock, without par value, authorized
      2,000,000 shares with 416,667 issued                     83         --
    Common stock, $13.33 par value, authorized
      5,000,000 shares with 4,056,140 shares issued        54,081     54,081
    Capital in excess of par value                          6,254        247
    Retained earnings (deficit)                           (10,781)    (2,315)
    Minimum pension liability adjustment                  (35,495)   (35,495)
            Total Stockholders' Equity                     14,142     16,518



Total Liabilities and Stockholders' Equity                347,504    349,778

LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

                                                 Nine Months Ended
                                                 September 30,
                                                 1996       1995

Cash flows from operating activities:
 Net earnings (loss)                              (8,466)     2,528
 Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities:
      Depreciation                                 5,830      6,121
      Gain on sale of subsidiary stock                --       (728)
      Change in deferred income taxes             (5,406)       191
 Changes in assets and liabilities that
    provided (used) cash:
       Accounts receivable                        (3,314)     4,972
       Inventories                                 6,522    (11,693)
       Accounts payable and accrued expenses      12,589    (11,205)
       Pension cost less than funding             (4,678)    (2,211)
       Accrued postretirement medical benefits       179        320
       Other assets and liabilities                  354        181
  Net cash provided by (used in) operating activi  3,610    (11,524)


Cash flows used in investing activities:
  Capital expenditures                            (9,778)    (8,947)
  Proceeds from sale of equipment                  4,000         --
  Net cash used in investing activities           (5,778)    (8,947)

Cash flows from financing activities:
  Net borrowings (repayments) under revolving cre (1,671)    19,785
  Payments on long-term debt                      (2,104)    (2,130)
  Proceeds from long term debt                        --      2,000
  Proceeds from sale of subsidiary stock              --      1,000
  Proceeds from issuance of preferred stock        6,090         --
  Payment of financing costs                        (165)      (181)
  Net cash provided by financing activities        2,150     20,474

Cash and cash equivalents:
  Net increase (decrease) during the period          (18)         3
  At beginning of year                               161        159
  At end of period                                   143        162

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


NOTE 4 - INCOME TAXES

  The provision for income taxes represents an effective combined federal and state tax rate of 39% for the nine months ended
  September 30, 1996 and 35% for the nine months ended September
  30, 1995. The lower effective rate in 1995 reflects the non-taxable gain on sale of subsidiary stock.


NOTE 5 - CAPITAL STOCK

  In July 1996 the Company issued 416,667 shares of Series A 6% preferred stock to Ivaco Inc. and the executive officers of the Company for $6,090,000, after expenses. This transaction resulted in an increase in Capital in excess of par value of $6,006,667. On October 28, 1996, at a special meeting of the stockholders, an amendment was approved to the Company's Certificate of Incorporation which reduced the par value of each share of common stock from $13.33 per share to $0.01 per share and increased the number of authorized common stock shares from 5,000,000 shares to 25,000,000 shares. The stockholders also approved the recapitalization of the Company's Series A 6% preferred stock. At such time each share of the preferred stock became convertible into common stock at the option of the holder at a conversion price of $3.20 into
  4.69 shares of common stock.

The financial results for 1996 are subject to annual audit.

ITEM 2.   MANAGEMENT'S DISCUSSION & ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Liquidity and Capital Resources

  In the first nine months of 1996 operating activities provided $3.6 million in cash. Capital expenditures were $9.8 million, and contributions to Company pension plans totaled $12.7 million. Increases in accounts receivable of $3.3 million were more than offset by decreases in inventory of $6.5 million, while accounts payable and accrued expenses increased by $12.6 million.
Proceeds from a sale-leaseback transaction increased cash flow by $4.0 million in the second quarter. Net working capital decreased by $14.3 million and the ratio of current assets to current liabilities was 2.1 to 1.0 at September 30, 1996.

  In July 1996, the Company issued a total of $6.25 million in Series A Preferred Stock to its largest stockholder, Ivaco Inc., and to executive officers of the Company. On October 28, 1996, at a special meeting of the stockholders, an amendment was approved to the Company's Certificate of Incorporation which reduced the par value of each share of common stock from $13.33 per share to $0.01 per share and increased the number of authorized common stock shares from 5,000,000 shares to 25,000,000 shares. The stockholders also approved the recapitalization of the Company's Series A 6% preferred stock to convertible preferred stock. At such time each share of the preferred stock became convertible into common stock at the option of the holder at a conversion price of $3.20 into 4.69 shares of common stock. In connection with the sale of Series A Preferred Stock to Ivaco Inc. and to executive officers of the Company, the Company was required to use its best efforts to obtain stockholder approval of the amendment to the Company's Certificate of Incorporation. In addition such approval was necessary in order for the Company to pursue a rights offering to all of the Company's stockholders, entitling all such stockholders to subscribe for Series A Preferred Stock (the "Rights Offering").

  The Company, however, has postponed the Rights Offering in order to allow time to improve recent operating results. In this regard the Company is studying a number of cost reduction and productivity improvement programs. The Company currently anticipates that a substantial number of its programs will be implemented by the end of 1996. Cost reductions will include areas which the Company does not usually review including compensation and work force related issues and issues concerning employee benefits. The Company does not presently intend to proceed with the Rights Offering until these programs have been implemented and operating results have reached satisfactory levels. There can be no assurance, however, when or if the Company will proceed with a Rights Offering.

  At September 30, 1996, $82.9 million in borrowings were outstanding under the Company's revolving credit facility.
Amounts available under this facility were utilized early in the fourth quarter to cover outstanding short-term commitments, primarily trade accounts payable.

  The Company has reached an agreement with its principal lenders to amend its Loan and Security Agreement effective September 30, 1996, obtaining waivers of financial covenants relating to operating losses and net worth for the third quarter of 1996, and modifying such covenants with regard to the year 1996. In the event further amendment to financial covenants is necessary because operating losses exceed the limits of the amended covenants, there can be no assurance that the Company will be able to obtain such amendment.

  Under terms of the Loan and Security Agreement, amounts available based on Company inventory levels will be reduced by $3.8 million by December 31, 1996. The Company believes that planned inventory reductions will equal or exceed the reduction in revolving credit availability and, thus, this reduction should not affect current availability. During the last three months of 1996 the Company anticipates capital expenditures of approximately $1.2 million, and contributions to pension plans of $2.3 million. Based on current sales prices and currently anticipated productivity improvements, normal operating activities will generate sufficient cash flow to finance these expenditures. However, the Company may be required to extend payment terms for certain suppliers, and is currently considering the sale of certain assets in order to improve cash flow.

                      Results of Operations

  Net sales increased by $6.3 million or 2.6% in the first nine months of 1996 compared to the first nine months of 1995. This reflects a 15.6% increase in steel shipments, offset by a 12.6% decrease in average selling prices for steel products. Cost of products sold increased by $22.6 million or 10.4% in the first nine months of 1996 compared to the first nine months of 1995. The increase in cost of products sold reflects the increase in steel shipments and a change in the mix of products sold. The overall decline in selling prices resulted in a significant reduction in product margins and was the most significant reason for the first nine months' operating losses.

  Third quarter 1996 net sales increased by $7.1 million, or 9.2% over the third quarter of 1995, reflecting a 19.5% increase in steel shipments, partially offset by a decrease in average selling prices of 9.1%. The higher shipping volume includes an increase in shipments of semi-finished steel. The lower average selling prices reflect both decreases in product selling prices and the increase in shipments of semi-finished steel, sold at lower prices than the Company's finished products.

  Cost of products sold in the third quarter of 1996 increased by $10.3 million or 14.6% over the comparable period of 1995. The increase in cost of products sold was proportionately less than the increase in shipments because of the change in product mix and lower production and maintenance costs per ton in the third quarter of 1996.

  The increase in interest expense in the first nine months of 1996 is primarily the result of an increase in bank borrowings and an increase in the average interest rate of approximately 70 basis points.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          A special meeting of the stockholders was held on October 28, 1996.

          Proposals voted upon:

          (1) Approving the amendment to the Certificate of Incorporation of the company to provide for a reduction of the par value per share of the Common Stock from $13.33 per share to $0.01 per share.

             For      Against   Abstention   Withheld

          3,421,556   101,281     33,381        --

          (2) Approving the amendment to the Certificate of Incorporation of the Company to provide for an increase in authorized Common Stock from 5,000,000 shares to 25,000,000 shares.

             For      Against   Abstention   Withheld

          3,321,982    87,750     35,919      110,567

          (3) Approving the recapitalization of the Company's Series A Preferred Stock, no par value per share, such that the Series A Preferred Stock owned by Ivaco Inc. and certain members of management of the Company is convertible into Common Stock at the option of the holder of such Series A Preferred Stock; effective upon the amendment of the Company's Certificate of Incorporation provided for in Item 1 and Item 2 and pursuant to
               Section 12 of the Company's Certificate of
               Designation for Series A Preferred Stock filed with the Secretary of State of the State of Delaware on July 30, 1996.

             For      Against   Abstention   Withheld

          2,713,417    97,173     38,721      706,907

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

  (3) Registrant's Restated Certificate of Incorporation dated October 28, 1996.

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

  (4)(g)  Sixth Amendment dated June 26, 1996 to the Company's
          Loan and Security Agreement. (Incorporated by reference to Exhibit (4)(g) in Registrant's Quarterly
          Report on Form 10-Q for the period ended June 30, 1996.)

  (4)(h)  Seventh Amendment dated July 30, 1996 to the Company's
          Loan and Security Agreement. (Incorporated by reference to Exhibit (4)(h) in Registrant's Quarterly
          Report on Form 10-Q for the period ended June 30, 1996.)

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






Date:        November 14, 1996