Form 10-K405
period 1996-12-31
LACLEDE STEEL CO /DE/
filed 1997-03-27
CIK 57187

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549
                               FORM 10-K


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended     December 31, 1996
                                  OR

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

                       $.01 par value, Common Stock
                           (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X
No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

     At the date of filing of this report there were 4,056,140 shares of $.01 par value common stock outstanding. At February 10, 1997 the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $8,826,000.

                 Documents Incorporated by Reference

                                 NONE
                              PART I

     Item 1.   Business.

               (a)  General Development of Business

               Laclede Steel Company is a manufacturer of a wide range of carbon and alloy steel products, including pipe and tubular products, hot rolled products (primarily special quality bars), wire products, and welded chain. The Company converts its semi-finished steel into products through its rolling mills and finishing plants. The Company produces wire products and welded chain utilizing rods purchased on the open market. Each of the Company's finishing facilities is located near its end markets and is specialized by product to optimize efficiency.

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

               Due to favorable energy costs and modernized facilities, the Company believes it is a low cost producer of semi-finished steel at the Alton, Illinois Plant. With the completion of a Ladle Furnace facility in the second quarter of 1996 the Company now produces all of its steel by the more efficient continuous cast method. Annual steelmaking capacity is estimated at 780,000 net tons. Through 1995, the Alton Plant had supplied nearly all of the semi-finished steel used to finish products at the Company's downstream facilities. The Company began purchasing rods for its two wire mills and the welded chain operations in the second quarter of 1996. Over the last twelve years the Company has acquired or leased five additional finishing facilities, constructed a new finishing facility and relocated much of its labor-intensive work to lower cost labor areas. On February 10, 1997 the Company sold the assets of its electric weld structural tubing operation located in Benwood, West Virginia. Sales of structural tubing accounted for approximately 6% of consolidated net sales in 1996.

               At December 31, 1996 Ivaco Inc. of Montreal,
Canada owned 2,018,650 shares of the Company's common stock or 49.8% of the total number of shares outstanding. In July 1996 Ivaco purchased $5.5 million Series A Preferred Stock, which is convertible at the option of the holder into 1,719,667 shares of common stock. The Company has been advised that Ivaco would be prepared to dispose of its interest in Laclede Steel Company at some time in the future.

               (b)  Financial Information

               The following table sets forth certain financial information relating to Registrant's operations:

                                   Year Ended December 31,
(Thousands of Dollars)        1996          1995          1994

Net Sales                   $335,381      $320,350      $341,289

Net Earnings (Loss)         $ (9,985)     $(10,137)     $  4,462

Identifiable Assets         $331,110      $349,778      $343,251


               (c)  Description of Business

               The following table lists the Company's wide range of steel products:

Pipe and Tubular Products:    Continuous Weld Pipe
                              - A53 Standard and Extra Heavy
                              - API 5L Line Pipe
                              - Coupling Stock
                              - Fence Pipe
                              - Rigid Conduit Shells

Hot Rolled Products:          Carbon and Alloy SBQ Bars
                              Forging Billets
                              Special Shapes
                              Reinforcing Bars

Wire Products:                Cold Drawn Wire
                              - High Carbon
                              - Oil Tempered
                              - Low Carbon
                              - Annealed Wire and Rod

Chain:                        Welded Chain

               The following table presents, for the years indicated, the percentage of the Company's total sales by product class:

     Product             1996      1995      1994

     Pipe and tube       41.1%     40.8%     40.1%

     Hot Rolled          35.1      34.7      32.5

     Wire                13.6      16.4      18.5

     Chain               10.2       8.1       8.9

     Total               100%      100%      100%

               Pipe and Tubular Products. The Company's tubular products consist primarily of continuous butt weld ("CBW") pipe which is sold in the U.S. and Canada to distributors and manufacturers. Pipe products are produced and finished at the Company's Alton Plant; Fairless Hills, Pennsylvania and Vandalia, Illinois Facilities. Prior to 1993, the majority of the Company's CBW pipe was finished at the Alton Plant or at the Fairless Facility, as discussed below. While semi-finished pipe continues to be produced at the Alton Plant, in 1993 the Company moved the majority of the Alton Plant's finishing operations to the Company's new, lower cost Vandalia Facility. By the end of 1993, the majority of CBW pipe was no longer finished at the Alton Plant. In February 1997 the Company sold the assets of its electric resistance weld tubing operation located in Benwood, West Virginia. This product accounted for approximately 6% of consolidated net sales in 1996.

               The Company is one of only three producers of CBW pipe in the United States, due in part to the Company's long-term lease from former competitor USX Corporation of its pipe manufacturing facilities at the Fairless Facility.

               In 1996 the Company completed the final
modifications to the Melt Shop at the Alton Plant by installation of a Ladle Furnace Facility that allowed the Company to shift the remaining portion of its steel production used in pipe making from the ingot process to the more efficient continuous cast method.

               Hot Rolled Products. The Company's hot rolled products are produced at the Alton Plant and consist primarily of special quality ("SBQ") bars sold to manufacturers to be cold drawn or forged.

               Wire Products.  The Company is a major
manufacturer of wire products. These products include high and low carbon wire, oil tempered wire, and annealed wire. The
Company believes it is a dominant participant in the oil tempered wire market. Wire products are currently manufactured and finished at the Company's Memphis, Tennessee and Fremont, Indiana
Facilities. The Fremont Facility is the Company's stand-alone oil tempered wire plant which the Company believes to be a state-of-the-art facility. The Fremont Plant has begun producing oil tempered wire for automobile suspension springs and for brake springs. This is a recently developed new product which is expected to have a positive effect on profitability.

               Chain Products.  Laclede Chain, one of the
Company's wholly owned subsidiaries, produces welded chain and also imports a significant amount of chain for resale. Laclede Chain generated in excess of $34 million in sales in 1996, approximately 54% of which was attributable to sales of anti-skid devices for trucks and automobiles. The balance of the Company's chain products sales is in the hardware and industrial chain business.

               At December 31, 1996 the Company had a sales backlog of over $30 million. This backlog does not have significant seasonal variation. Long-term sales commitments do not represent a significant portion of the business. For further information and also for discussion of future capital expenditure plans, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

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

               The center of the Company's business is the Alton Plant, which has the advantages of a central location, low utility costs, and good sources for raw materials. In addition, the Alton Plant provides the necessary strategic flexibility to manufacture the grades of steel needed to produce the Company's various products. Each of the Company's downstream facilities is located near its end markets and is specialized by product to optimize efficiency.

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

               The Fremont Facility was expanded in order to handle the majority of oil tempered wire volume previously produced at the Alton Plant's wire mill. Relatively minor amounts of oil tempered wire are produced at the Memphis Plant. The Vandalia Facility processes semi-finished pipe produced at the Alton Plant.

               In 1996 the Company completed the final phase of its strategic plan with the restructuring of the steelmaking facilities at the Alton Plant. The Company's new Ladle Furnace Facility became operational in the second quarter of 1996 and all steel is now produced using the more efficient continuous cast method. In connection with this restructuring, the Company shut down its Blooming Mill and Rod Mill operations. The shutdown of these facilities, together with the move to 100% continuous cast steel, have resulted in more efficient operations at the Alton Plant. In 1996 the Company began purchasing the rod requirements for its wire operations on the open market resulting in reduced costs and improved quality.

               In February 1997, the Company sold the assets of its electric weld structural and mechanical tubing operation, located in Benwood, West Virginia. Cash proceeds from the sale of these assets, which consist primarily of equipment and inventory, totaled approximately $10.0 million. The Company used the funds from the sale to improve its working capital position. Sale of these assets will not affect the Company's primary tubular business, continuous weld pipe.

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

               Domestic. The Company faces competition from regional mini-mill companies and fully integrated steel mills, and such competition can be expected to continue. Moreover, the addition of new sheet capacity in the industry has had and will continue to have a favorable impact on production costs of the Company's competitors.

               Foreign. The Company also faces competition from foreign steel producers. Foreign competition may increase in the future, due to factors such as changes in currency exchange rates, repeal of duties on foreign-produced steel or the enactment of restrictive or burdensome regulations or taxes that affect domestic but not foreign steel manufacturers. Many foreign steel producers are owned, controlled or subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions.

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

               Specifically, like all electric arc furnace (EAF) steel producers, the Company generates EAF dust as part of the steelmaking process. For some time, the EPA has classified EAF dust as a designated hazardous waste. Over a period of years, the Company accumulated approximately 145,000 tons of this material on-site at the Alton Plant, pending development of technology for economical treatment.

               The Company has received approval of a modified closure plan for disposition of this existing EAF dust with the Illinois EPA which provides for the closure of all piles in place. It appears that the remaining cost of this plan will not exceed the $3.1 million liability reflected on the Company's financial statements at December 31, 1996 for the disposal of the existing EAF dust.

               Employees. As of December 31, 1996, the Company employed approximately 1,600 employees, 315 of whom are classified as management, administrative and sales personnel.

               The Company's 720 hourly employees at the Alton Plant are covered by a collective bargaining agreement that expires in September of 1997. None of the Company's other employees are covered by a collective bargaining agreement. The Company has never experienced a strike, and it believes that its relations with its employees are good. The compensation for the majority of the Company's employees is based partially on productivity in accordance with various incentive plans.

     Item 2.   Properties.

               The Company's steelmaking facilities are located on a 400-acre site in Alton, Illinois, and consist of two electric furnaces with a combined rated production capacity of over 780,000 net tons per year, a ladle metallurgy facility, a continuous bloom casting facility, a roughing mill and 14-inch bar mill, 8-inch bar mill, 22-inch strip mill and facilities for the manufacture of continuous butt-weld pipe. The Company also has a pipe finishing plant in Vandalia, Illinois, a chain manufacturing plant in Maryville, Missouri, a wire mill in Memphis, Tennessee and a wire oil tempering facility in Fremont, Indiana. The Company operates a pipe mill in Bucks County, Pennsylvania which is leased from USX Corporation. The lease expires September 30, 2001 with an option to renew until September 30, 2006.

               The Company's property is well maintained and adequate for production of its existing product line. The majority of the Company's properties are owned in fee. For its executive offices the Company presently leases space in the Metropolitan Square Building in downtown St. Louis under a lease expiring on April 30, 2004.

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

                             PART II

     Item 5.   Market for the Registrant's Common Equity and
               Related Stockholder Matters.

               Laclede's common stock is traded on the NASDAQ
National Market System and the symbol is LCLD.  As  of January
1997 there were approximately 580 stockholders of record.

     Market
     Price Range              1996                   1995
     Quarter            High        Low         High        Low

       First          $ 8         $ 5-1/2     $12-1/2    $10
       Second         $ 8-1/4     $ 5-3/8     $12        $10-1/2
       Third          $ 6-3/8     $ 4         $14-1/2    $10-1/4
       Fourth         $ 4-1/2     $ 2-3/4     $10-3/4    $ 6-1/4


     Dividends Per
     Share Paid on
     Common Stock            1996                  1995
                              None                  None

          Payment of dividends on common stock is limited by the Company's Loan and Security Agreement. See Note 4 to the Company's Consolidated Financial Statements. In addition, the Certificate of Designation for the Company's outstanding Series A Preferred Stock provides that the Company shall not declare or pay any dividends on the Company's common stock unless full cumulative dividends have been paid or declared on the Series A Preferred Stock. At this date, full cumulative dividends have not been paid or declared on the Series A Preferred Stock.

          On July 30, 1996, the Company sold 416,667 shares of Series A Preferred Stock to Ivaco Inc. and the executive officers of the Company for an aggregate sales price of approximately $6,250,000. There were no underwriters and no underwriting discount or commission and the net proceeds to the Company, after expenses, was $6,090,000. The sale of the Series A Preferred Stock to Ivaco Inc. and the executive officers of the Company was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) as a transaction not involving any public offering because of the limited number of offerees, each of whom was a sophisticated investor and fully informed as to the risks involved. On October 28, 1996, at a special meeting of stockholders, the Company's stockholders approved a recapitalization of the Series A Preferred Stock such that each share of the preferred stock became convertible into the Company's Common Stock at the option of the holder at a conversion price of $3.20 into 4.69 shares of common stock.

     Item 6.   Selected Financial Data.

                   Five-Year Financial Summary

                               (In Thousands of Dollars Except Per Share Data)
                                   1996        1995        1994        1993        1992
Net Sales                         $335,381    $320,350    $341,289    $328,766    $274,468
Earnings (Loss) Before Cumulative
 Effect of Change in Accounting
 Principle                        $ (9,985)*  $(10,137)*  $  4,462    $  3,107    $ (7,547)**
Net Earnings (Loss)               $ (9,985)*  $(10,137)*  $  4,462    $(43,436)   $ (7,547)**
Net Earnings (Loss) per share     $  (2.50)*  $  (2.50)*  $   1.10    $ (10.71)   $  (1.86)**
Other Financial Data
  Total assets                    $331,110    $349,778    $343,251    $349,814    $312,142
  Working capital                   62,001      87,759      88,906      88,833      83,403
  Capital expenditures              10,726      13,847      14,747      12,782      19,845
  Long-term debt                   107,889     118,791     100,801     100,926     103,908
  Stockholders' equity              17,245      16,518      53,743      42,590      98,013
  Stockholders' equity per share  $   4.25    $   4.07    $  13.25    $  10.50    $  24.16
  Cash dividends per share        $     --    $     --    $     --    $     --    $     --

* Includes restructuring, asset impairment and other charges which reduced net earnings in 1996 by $1.0 million or $.24 per share and in 1995 by $11.4 million or $2.81 per share.

** Includes special charges which reduced net earnings by $11.6 million or $2.86 per share.

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

Operating Results 1994 to 1996

               The net loss for 1996 was $10.0 million which included a $1.6 million ($1.0 million after tax) charge for an early retirement incentive in the fourth quarter discussed in
Note 5 to the Consolidated Financial Statements.

               Net earnings for 1995 were $1.3 million before the effect of restructuring, asset impairment and other charges described in Note 6 to the Consolidated Financial Statements.
The net loss for 1995 was $10.1 million after deducting the $11.4 million after tax effect of the special charges.

               Net earnings for 1994 were $4.5 million which included a $1.1 million ($.7 million after tax) gain on the sale of equipment.

               The change in net sales for the last three fiscal years is analyzed as follows:

                                   (In Thousands)
                      1996 Vs. 1995  1995 Vs. 1994  1994 Vs.1993

Increase (Decrease)
 in net sales            $ 15,031       $(20,939)      $ 12,523
Comprised of:
  Increase (Decrease)
    in volume            $ 32,192       $(24,788)      $(14,044)
  Increase (Decrease)
    in price             $(17,161)      $  3,849       $ 26,567


Steel Operations

               Net sales increased by $15.0 million in 1996 over 1995 resulting from a 13.5% increase in tons shipped offset by a 5.4% reduction in selling prices.

               Cost of products sold increased by $30.3 million reflecting the higher volume of shipments in 1996 and a change in the mix of products sold.

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

               The Company experienced a sharp rise in the price of scrap in 1994 and 1995. The average scrap usage cost in 1994 represents an increase over the prior year of approximately 19%. In 1995 scrap prices were 3.4% higher than 1994. In 1996 scrap prices declined slightly.

               In addition to demand for steel, there are other factors affecting the supply of scrap that could be considered structural factors, including the growth in electric furnace production which is almost totally dependent on ferrous scrap as a raw material.

               In 1994 and the first half of 1995, the Company was able to recover the increased scrap costs through higher selling prices for its products. In the second half of 1995 and for the year 1996, declining sales prices had a negative impact on product margins.

               In December 1995 a decision was made to initiate the final phase of the Company's strategic plan, leading to a restructuring of the steelmaking facilities at the Alton Plant.

               As a result of this decision, accounting charges totaling $9.8 million after taxes were recorded in the fourth quarter of 1995. These charges, which are primarily non-cash in nature, include recognition of impairment loss for equipment, retirement costs for affected employees, and adjustments of rod and wire inventories to market value.

               The Company also recognized a charge of $1.6 million, after taxes, related to inventory write-downs in its tubular product operations. This inventory adjustment, which reduced the carrying cost to net realizable value, reflected higher production costs together with significant reductions in selling prices for tubular products. Pressure on sales prices in 1995 was caused by lower prices for sheet steel, the raw material for the Company's competitors in the pipe market.

               The Company's new Ladle Furnace Facility became operational in the second quarter of 1996 and all steel is now produced using the more efficient continuous cast method. The Company ceased production of rods, and began purchasing requirements for its wire operations on the open market, at a significant reduction in costs.

               In connection with this restructuring, in 1996 the Company also shut down its Blooming Mill and Rod Mill operations. The shutdown of these facilities, together with the move to 100% continuous cast steel, results in more efficient operations at the Alton Plant. These actions, however, resulted in production inefficiencies and higher costs early in the year. These inefficiencies continued after the start-up of the Ladle Furnace until August 1996 when the Company began to experience progress in the form of lower steelmaking costs.

               Slight increases in selling, general and administrative expenses in 1994 and 1995 were primarily a result of higher salaried employment costs. The increase in interest expense in 1996 over 1995 reflects an increase in the average borrowings outstanding and a slightly higher average rate of interest. In 1995 the $3.2 million increase in interest expense reflects higher interest rates, as well as an increase in long-term borrowings. In addition, in the second quarter of 1995 the Company began expensing interest costs on the Solid Waste
Disposal Revenue Bonds used to finance its High Temperature

Metals Recovery System at the Alton Plant. These interest costs had previously been capitalized until modification of the facility was complete. See Note 9 to the Consolidated Financial
Statements and "Liquidity and Capital Resources" for further discussion.

               In 1994 the Company recorded a gain of $1.1 million related to the sale of various items of steel mill equipment. In the second quarter of 1995 the Company completed the sale of approximately 3% of the common stock of its subsidiary, Laclede Mid America, Inc. Accordingly a non-taxable gain of $728,000 representing the excess of the sales price over the net book value of the stock sold, is included in the results for 1995. Higher depreciation expense in 1995 is a result of increased capital expenditure levels. Reduced depreciation in 1996 reflects the shutdown of the Blooming Mill and Rod Mill at the Alton Plant.

               General inflation has not had a significant effect on the Company's sales and revenues, which are more related to factors such as domestic steel capacity, currency levels, demand for the Company's products, and the impact of foreign steel imports. Imported steel typically has the greatest impact on the Company's tubular products.

Divisions and Subsidiaries

               The Company operates a cold drawn wire mill in Memphis, Tennessee and an oil tempered wire facility in Fremont, Indiana. In 1997 the Fremont Plant expects to produce certain higher grades of oil tempered wire, utilizing technology developed in connection with the project to produce wire for suspension springs.

               The Company's wholly-owned subsidiary, Laclede Chain Manufacturing Company, operates a manufacturing plant in Maryville, Missouri and a warehouse and sales operation in Portland, Oregon. The Laclede Chain operation made a significant contribution to consolidated earnings in the fourth quarter of 1996 and 1994. Unusually mild weather in the northwest adversely affected the Chain Company's tire chain business in the fourth quarter of 1995.

               Under an agreement with USX Corporation the Company leases the Pipe Mill Operations located at the Fairless Works in Bucks County, Pennsylvania. Shipments of continuous weld pipe from the Fairless Plant represented 36% of tubular products sales in 1996.

               The Company also operates a tubular finishing plant in Vandalia, Illinois. The Vandalia facility processes semi-finished pipe produced at the Alton Pipe Mill. Shipments of continuous weld pipe from the Vandalia Plant represented 41% of tubular products sales in 1996.

Liquidity and Capital Resources

     In the year 1996 operating activities provided $11.8 million in cash. Capital expenditures were $10.7 million, and contributions to Company pension plans totaled $15.0 million. Increases in accounts receivable of $1.5 million were more than offset by decreases in inventory of $17.2 million, while accounts payable and accrued expenses increased by $10.0 million.
Proceeds from a sale-leaseback transaction increased cash flow by $4.0 million in the second quarter. Net working capital decreased by $25.8 million and the ratio of current assets to current liabilities was 1.9 to 1.0 at December 31, 1996.

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

     The Company, however, has postponed the Rights Offering in order to allow time to improve recent operating results. In this regard the Company has implemented a number of cost reduction and productivity improvement programs that will be effective in 1997. Cost reductions were accomplished in several areas, including compensation and work force related issues and issues concerning employee benefits. The Company does not presently intend to proceed with the Rights Offering until these programs and operating results have reached satisfactory levels. There can be no assurance, however, when or if the Company will proceed with a Rights Offering.

     At December 31, 1996, $76.1 million in borrowings were outstanding under the Company's revolving credit facility.
Amounts available under this facility were utilized early in the first quarter of 1997 to cover outstanding short-term commitments, primarily trade accounts payable.

     In February 1997 the Company completed the sale of its electric weld structural and mechanical tubing operation, located in Benwood, West Virginia. Cash proceeds from the sale of these assets, which consist primarily of equipment and inventory, were approximately $10.0 million. The Company used the funds from the sale to improve its working capital position.

     Under terms of the Company's Loan and Security Agreement, amounts available based on Company inventory levels will be reduced by $10.0 million by September 30, 1997. The Company believes that planned inventory reductions will equal or exceed the reduction in revolving credit availability and, thus, this reduction should not affect current availability. During 1997 the Company anticipates capital expenditures of approximately $3.0 million, and contributions to pension plans of $14.0 million. Taking into account the proceeds from the February 1997 sale of the Benwood facility and assuming that the Company is able to (i) maintain its existing level of sales, (ii) avoid sales price decreases and (iii) capture savings from recently completed productivity improvements, the Company will generate sufficient cash flow to finance its 1997 liquidity requirements including the above referenced expenditures. If the Company is unable to maintain its existing level of sales and current pricing or if the Company's recently completed productivity improvements fail to produce positive financial results, the Company may not generate sufficient cash flow to finance its 1997 liquidity requirements. In such event, the Company would evaluate other methods of generating cash flow such as the sale of significant businesses or assets and refinancing transactions. There can be no assurance, however, that any such alternative could be successfully completed.

     The Company has amended its Loan and Security Agreement, obtaining waivers of financial covenants relating to operating losses and net worth for the third quarter of 1996, and modifying such covenants with regard to the other quarters of 1996 and the year 1997. In the event further amendment to financial covenants is necessary because operating losses exceed the limits of the amended covenants, there can be no assurance that the Company will be able to obtain such amendment.

     The Company is also required to comply with various covenants regarding limits on liabilities as defined in the Agreements for the Solid Waste Revenue Bonds and Pollution Control Revenue Bonds. At December 31, 1996 the Company was in compliance with these covenants. Furthermore the sale of the Benwood Operations described above in February 1997 improved the Company's financial position with regard to continued compliance. Further operating losses in the future, however, could cause the Company to violate these covenants. In the event amendment of the covenants is required in the future, there can be no assurance that the Company can obtain such amendment.

     As more fully discussed in Note 3 to the Consolidated Financial Statements, at December 31, 1996 the Company has net deferred tax assets of $47,557,000. Management currently believes that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of future tax deductions. Thus no deferred tax valuation allowance is deemed necessary.

     The Company will continue to monitor and evaluate its deferred tax assets and the need for a deferred tax valuation allowance. In the event a deferred tax valuation allowance is required in the future, amendment of financial covenants in the Company's Loan and Security Agreement, as well as its Bond Agreements, may be required. There can be no assurance that the Company will be able to obtain such amendments.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

               The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-K, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the overall demand for steel; statements regarding the ability to maintain sales prices; statements regarding productivity improvement programs; statements regarding the Company's long-term profitability; and statements regarding future borrowing capacity. In addition, statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q and further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in sales prices for steel products; increases in the cost of steel scrap; failure to obtain significant benefits from the Company's recently completed cost reduction and productivity improvement programs; and increased domestic or foreign steel competition.

     Item 8.   Financial Statements and Supplementary Data.

               The index to the Financial Statements of the Company and the independent auditors' report of Deloitte & Touche
LLP appear on pages 27 and 53.

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.

                               NONE

                             PART III

     Item 10.  Directors and Executive Officers of the Company.

     (a) Certain information with respect to each of the directors of the Company is set forth below, including any positions they hold with the Company and their business experience the past five years:

Name, Age, Other Positions with the Company,         Served as
Principal Occupation and Directorships of            a Director
Other Companies                                         Since

Donald F. Gunning, 61 . . . . . . . . . . . . .        1981 (1)
     Consultant, Steel and Industrial Mineral
     Industries (1993 to date); President,
     International Marble and Stone Co. Ltd.
     (producer of industrial minerals)
     (1985 to 1993)
A. William Hager, 72  . . . . . . . . . . . . .        1991
     Chairman of the Board, C. Hager & Sons
     Hinge Manufacturing Company (manufacturer
     of hinges and builders' hardware) (1978
     to date); Director of Boatmen's Trust
     Company
E. Lawrence Keyes, Jr., 67  . . . . . . . . . .        1988 (1)
     Partner, Fortune Group Consulting, Inc.
     (1987 to date); Consultant, Emerson
     Electric Co. (manufacturer of electrical
     products) (October 1986 to September
     1993); President of Emerson Electric
     Co. (October 1977 through September
     1986); Director of Equitable
     Resources, Inc.
John B. McKinney, 64  . . . . . . . . . . . . .        1981
     President and Chief Executive Officer of
     the Company (January 1983 to date);
     Director of Boatmen's Trust Company and
     The Automobile Club of Missouri
Robert H. Quenon, 68  . . . . . . . . . . . . .        1992
     Mining Consultant (1991 to date); Chairman of the Board, Federal Reserve Bank of
     St. Louis (1993 to 1995); Chairman (1990 to 1991) and President and Chief Executive
     Officer (1983 to 1990) of Peabody Holding
     Company, Inc. (coal mining and sales);
     Director of Union Electric Company and
     Newmont Gold Co.

Lawrence K. Roos, 79  . . . . . . . . . . . . .        1984 (1)
     Interim Chancellor, St. Louis Community
     College (December 1990 to December 1991);
     President, Federal Reserve Bank
     of St. Louis (March 1976 through January
     1983); Advisory Director of Boatmen's
     Trust Company; Director of Trans World
     Airlines, Inc.
Edwin J. Spiegel, Jr., 76 . . . . . . . . . . .        1977
     Consultant, Jefferson Smurfit Corporation
     (producer of paperboard packaging) (January
     1982 to date)
Lester Varn, Jr., 72  . . . . . . . . . . . . .        1984 (1)
     President, Varn Investment Company and
     Affiliates (management of securities, real
     estate, timberland and forest products
     manufacturing) (1973 to date); Advisory
     Director of First Union National Bank of
     Florida, Jacksonville, Florida; and
     Director of Production Operations Corp.,
     Houston, Texas.
George H. Walker III, 65  . . . . . . . . . . .        1990
     Chairman of the Board, Stifel Financial
     Corp. (investment banking firm) and its
     principal subsidiary, Stifel, Nicolaus &
     Company, Incorporated (stock brokerage
     firm) (1979 to date); Director of Laidlaw
     Corp. and EAC Corporation

(1) Messrs. Gunning, Keyes, Roos and Varn serve on the Board as designees of Ivaco Inc. pursuant to the provisions of an agreement reached in 1991, in which the Company and Ivaco Inc. agreed that the Company would take the necessary action to cause four designees of Ivaco Inc. to be seated on the Company's nine-member Board of Directors.

(b) Information with respect to the executive officers of the Company.

               The executive officers of the Company and their ages are as follows:

     Name                Age            Position

John B. McKinney         64        President, Chief Executive
                                   Officer and Director

Michael H. Lane          54        Vice President-Finance,
                                   Treasurer and Secretary

J. William Hebenstreit   51        Vice President-Operations

Larry J. Schnurbusch     50        Vice President-Administration

H. Bruce Nethington      55        Vice President-Human Resources

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

               H. Bruce Nethington was elected Vice President-Human Resources in 1993. Prior to 1993, he served as Director of Industrial Relations of the Company.

     Item 11.  Executive Compensation.

               The following table presents summary information concerning compensation for services rendered to the Company during each of the last three fiscal years by those persons who at December 31, 1996 were the Chief Executive Officer and the other executive officers.

                    Summary Compensation Table

                                                     Annual Compensation
                                                              Other Annual     All Other
    Name and                                      Bonus       Compensation   Compensation
Principal Position           Year   Salary($)     ($)(1)         ($)(2)         ($)(3)
John B. McKinney             1996   $364,500     $   --        $288,923       $36,971
President and Chief          1995    364,500         --         562,528        36,848
Executive Officer            1994    339,372      277,020       168,431        44,076

J. W. Hebenstreit            1996   $243,504     $   --        $156,875       $12,928
Vice President-              1995    243,504         --         312,005        12,915
Operations                   1994    226,629      138,797        66,185        24,125

Michael H. Lane              1996   $243,504     $   --        $190,293       $15,017
Vice President-              1995    243,504         --         339,222        14,964
Finance, Treasurer           1994    226,629      138,797       129,254        26,293
and Secretary

Larry J. Schnurbusch         1996   $178,008     $   --        $122,503       $ 6,981
Vice President-              1995    178,008         --         125,771         6,943
Administration               1994    165,813       94,700        48,408        15,044

H. Bruce Nethington          1996   $167,508     $   --        $121,596       $ 9,094
Vice President-              1995    167,508         --         145,307         8,921
Human Resources              1994    156,024       89,114        45,703        17,347

(1) The amounts represent annual bonuses earned under the Company's Discretionary Incentive Compensation Plan. No bonuses were earned for 1996 or 1995.


(2) Amounts reported as Other Annual Compensation consist primarily of income tax payments related to Company contributions to the Key Employee Retirement Plan. Such contributions represent taxable income to Plan participants and, under the terms of the Plan, the Company is obligated to reimburse participants for the payment of such taxes.

     As a result of a reduction in benefits under the Key
     Employee Retirement Plan agreed to in 1996, the Company does not anticipate Plan contributions and, therefore, income tax payments in 1997 to Messrs. McKinney, Hebenstreit and Lane.

     Certain perquisites which the executive officers received in 1994, 1995 and 1996, the aggregate amount of which did not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus, are not included in other Annual
     Compensation.

(3) The amounts shown for 1996 represent life insurance premiums paid by the Company on behalf of the executive officers.

               The Company did not grant any stock appreciation rights or stock options in 1996. The following table presents certain information concerning stock appreciation rights exercised by the Company's executive officers during 1996:

           Aggregated SAR Exercises in Last Fiscal Year and Fiscal Year-End SAR Values

                                                              Number of Unexercised     Value of Unexercised
                                                                   SARs at Fiscal       In-the-Money SARs at
                                                                    Year-End(#)        Fiscal Year-End($)(2)
                      Number of
                  Shares Underlying
                        SARs
     Name          Exercised(#)     Value Realized($)(1) Exercisable/Unexercisable Exercisable/Unexercisable
John B. McKinney          --                 --                7,500/--                     --/--
J. W. Hebenstreit         --                 --                2,000/--                     --/--
Michael H. Lane           --                 --                2,000/--                     --/--
Larry J. Schnurbusch      --                 --                3,000/--                     --/--
H. Bruce Nethington       --                 --                1,500/--                     --/--

(1) Cash payments to be received equal the number of shares subject to the SAR times the difference between the closing price of the Company's Common Stock on the last trading day preceding the date of exercise and the base price. The base price equals the closing price of the Company's Common Stock on the last trading day preceding the date of grant.

(2) Based on the closing price of the Company's Common Stock on December 31, 1996.

                          Benefit Plans

               The Company maintains the Laclede Salaried
Employees' Pension Plan (the "Pension Plan"), a defined benefit plan which provides a monthly pension to salaried employees of the Company (excluding employees covered by a collective bargaining agreement) who retire or terminate with vested rights in accordance with the provisions of the Pension Plan. Benefits are based upon years of credited service and covered compensation, offset by the participant's Primary Insurance Amount under the Federal Social Security Act. The Company also maintains the Key Employee Retirement Plan (the "Supplement Plan"), the purpose of which is to provide additional retirement income to certain key employees of the Company, including certain of the executive officers. Under the Supplement Plan, the eligible employees were guaranteed that the total amount received by them each year during retirement from the Pension Plan, Federal Social Security and the Supplement Plan would be equal to 70% of the average of their highest aggregate three consecutive calendar year salary and bonus during their last 10 years of employment with the Company ("Salary Level"), assuming retirement at age 60. In connection with a Company-wide cost reduction program initiated in 1996, in October 1996 the executive officers agreed to a reduction in retirement benefits under the Supplement Plan by a change in the percentage of Salary Level benefits from 70 to 65%. If the employee retires prior to age 60, the applicable percentage of the Salary Level will be reduced 2.5% for each year of retirement age below age 60.

               The aggregate annual benefits payable pursuant to the Pension Plan, the Supplement Plan and Federal Social Security at various assumed salary levels and retirement ages are summarized as follows:

                                                 Estimated Annual Retirement
                                            Benefit at the Respective Ages Listed
Salary Level*                               50          53          56         60
175,000 . . . . . . . . . . . . . . .   $ 85,313    $ 93,844    $102,375   $113,750
225,000 . . . . . . . . . . . . . . .    109,688     120,656     131,625    146,250
275,000 . . . . . . . . . . . . . . .    134,063     147,469     160,875    178,750
325,000 . . . . . . . . . . . . . . .    158,438     174,281     190,125    211,250
375,000 . . . . . . . . . . . . . . .    182,813     201,094     219,375    243,750
425,000 . . . . . . . . . . . . . . .    207,188     227,906     248,625    276,250
475,000 . . . . . . . . . . . . . . .    231,563     254,719     277,875    308,750
525,000 . . . . . . . . . . . . . . .    255,938     281,531     307,125    341,250
575,000 . . . . . . . . . . . . . . .    280,313     308,344     336,375    373,750
625,000 . . . . . . . . . . . . . . .    304,688     335,156     365,625    406,250
675,000 . . . . . . . . . . . . . . .    329,063     361,969     394,875    438,750

* Salary level assumes the average of the highest average aggregate three consecutive calendar year earnings for eligible executive officers during the last ten years of their employment.

               Messrs. McKinney, Hebenstreit, Lane, Schnurbusch and Nethington have accumulated 40, 29, 24, 28 and 29 credited years of service, respectively. The current salary level for each of the eligible executive officers in the Supplement Plan is: Mr. McKinney, $547,243; Mr. Hebenstreit $326,193; Mr. Lane, $326,193; Mr. Schnurbusch, $221,627; and Mr. Nethington, $193,919.

               The Company also maintains the Laclede Steel
Company Salaried Employees' Profit Sharing Plan (the "Profit Sharing Plan") for the purposes of encouraging eligible employees to develop initiative and productivity and providing the employees with additional retirement benefits. The Profit Sharing Plan is intended to qualify as a cash deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Salaried employees of the Company are eligible to participate in the Profit Sharing Plan.

                    Compensation of Directors

               Directors who are not otherwise employed by the Company receive a $1,125 monthly retainer and a per diem fee of $1,125, plus expenses, for Board or committee meetings attended.

                       Employment Contracts

               Messrs. McKinney, Hebenstreit, Lane, Schnurbusch and Nethington each has an employment agreement with the Company
(the "Employment Agreements").  Effective July 30, 1996 Mr.
McKinney's Employment Agreement provides for a minimum salary of $364,500 for his services as President and Chief Executive
Officer, while the Employment Agreements of Messrs. Hebenstreit and Lane provide for a minimum salary of $243,500 for their services, respectively, as Vice President-Operations and Vice
President-Finance, Treasurer and Secretary.  Also effective July
30, 1996, Mr. Schnurbusch's Employment Agreement provides for a minimum salary of $178,000 for his services as Vice President-Administration and Mr. Nethington's Employment Agreement provides for a minimum salary of $167,500 for his services as Vice
President-Human Resources. The Employment Agreements continue through August 2, 1999.

     Item 12. Security Ownership of Certain Beneficial Owners and Management.

               The following information is furnished with respect to each person known by management of the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, each director of the Company, each executive officer of the Company and all directors and executive officers as a group. The information is furnished as of February 1, 1997.
                                                                         Shares of
                                                                         Series A
                                    Shares of                            Preferred
                                  Common Stock                            Stock
Name and Address of               Beneficially         Percent of      Beneficially        Percent of
Beneficial Owner                    Owned (1)            Class            Owned (1)          Class
Ivaco Inc. (2) . . . . . .        2,018,650 (3)          49.77%          366,667             88.00%
Place Mercantile
770 rue Sherbrooke ouest
Montreal, Quebec, Canada  H3A 1G1

Donald F. Gunning  . . . .              150                *                --                --
A. William Hager . . . . .              500                *                --                --
J. W. Hebenstreit  . . . .           10,000                *            21,667               5.20%

E. Lawrence Keyes, Jr. . .              150                *                --                --
Michael H. Lane  . . . . .           10,600                *             5,000               1.20%
John B. McKinney . . . . .           40,000                *            13,333               3.20%

H. Bruce Nethington  . . .            1,000                *             5,000               1.20%
Robert H. Quenon . . . . .              300                *                --                --
Lawrence K. Roos . . . . .            3,000                *                --                --

Larry J. Schnurbusch . . .            7,730                *             5,000               1.20%
Edwin J. Spiegel, Jr.  . .              350                *                --                --
Lester Varn, Jr. . . . . .              300                *                --                --

George H. Walker III . . .            2,000 (4)            *                --                --

All Directors and Executive
Officers as a Group
(13 persons) . . . . . . .           76,080             1.88%           50,000              12.00%
*    Represents less than one percent of the outstanding
     Common Stock of the Company.

(1) Beneficial ownership of shares, as determined in accordance with applicable Securities and Exchange Commission rules, includes shares as to which a person directly or indirectly has or shares voting power and/or investment power. Unless otherwise indicated, each holder has sole voting and investment power over the shares reported.

(2) In an agreement dated July 1996, as long as Ivaco Inc. is the beneficial owner of 40% or greater of the Company's
     Common Stock, Ivaco Inc. shall have the right to cause the Company to use its best efforts to cause four designees of Ivaco Inc. to be seated on the Company's nine-member Board of Directors. See Item 13.



(3)  Based upon Schedule 13D forms dated January 22, 1993 and
     September 28, 1993 filed by Ivaco Inc.

(4) Includes 1,000 shares of Common Stock owned by Mr. Walker's wife. Mr. Walker disclaims beneficial ownership of such shares.

     Item 13.  Certain Relationships and Related Transactions.

     In July 1996, the Company issued a total of 416,667 shares of Series A 6% Preferred Stock to its largest stockholder, Ivaco Inc., and to named executive officers of the Company, ("Management Purchasers") for approximately $6,250,000 in cash pursuant to a Stock Purchase agreement with Ivaco (the "Ivaco Agreement") and a Management Stock Purchase Agreement with each of the Management Purchasers. On October 28, 1996, at a special meeting of the stockholders, an amendment was approved to the Company's Certificate of Incorporation which reduced the par value of each share of common stock from $13.33 per share to $0.01 per share and increased the number of authorized common stock shares from 5,000,000 shares to 25,000,000 shares. The stockholders also approved the recapitalization of the Company's Series A 6% preferred stock to convertible preferred stock. At such time each share of the preferred stock became convertible into common stock at the option of the holder at a conversion price of $3.20 into 4.69 shares of common stock. For complete terms and conditions of the Series A Preferred Stock, see the Certificate of Designation for such series filed as Exhibit 4(1) to the Annual Report on Form 10-K.

      In connection with the sale of Series A Preferred Stock to Ivaco Inc. and to executive officers of the Company, the Company was required to use its best efforts to obtain stockholder approval of the amendment to the Company's Certificate of Incorporation. In addition such approval was necessary in order for the Company to pursue a rights offering to all of the Company's stockholders, entitling all such stockholders to subscribe for Series A Preferred Stock (the "Rights Offering"). The Company, however, has postponed the Rights Offering in order to allow time to improve recent operating results. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     Pursuant to the Ivaco Agreement, the Company agreed that as long as Ivaco, or Ivaco together with any person with which Ivaco is acting in concert in connection with its investment in the Company, is/are the beneficial owner(s) of 40% of greater of the outstanding shares of Common Stock, on a fully diluted basis (the "Ownership Threshold"), Ivaco has the right to cause the Company to use its best efforts to cause its Board of Directors to nominate four persons designated by Ivaco to serve on the Company's nine person Board of Directors and to use its best efforts to cause the stockholders of the Company to elect such Directors, and the Company will not change the number of Directors on the Board of Directors to a number higher than nine. This covenant is a confirmation of a letter agreement reached with Ivaco in 1991 (the "1991 Agreement"), and restates Ivaco's existing rights in a more formal contractual form.

     Pursuant to the Ivaco Agreement, Ivaco agreed to execute a form of Standby Agreement (the "Standby Agreement") immediately prior to the effectiveness of the Registration Statement with respect to the purchase of up to 83,333 shares of Series A Preferred Stock from the Company for an aggregate purchase price of $1,249,995, or $15.00 per share, under certain conditions. Ivaco's obligations to purchase additional Series A Preferred Stock from the Company under the Standby Agreement are postponed until the Company determines to proceed with the Rights Offering.

     The sale of shares of Series A Preferred Stock to Ivaco and the Management Purchasers was not registered with the Securities and Exchange Commission or with any state's securities commission. Accordingly, to provide Ivaco and the Management Purchasers with the ability to sell the Series A Preferred Stock (and any shares of Common Stock issued upon conversion thereof) owned by them absent an exemption from the registration requirements under the Securities Act of 1933, as amended, the Company, Ivaco and the Management Purchasers entered into a Registration Rights Agreement (the "Registration Rights Agreement") pursuant to which the company agreed to provide three demand registration rights to Ivaco for such shares (and any shares of Common Stock issued upon conversion thereof) (collectively, the "Registrable Securities") and incidental registration rights to Ivaco and the Management Purchasers.

     In connection with the Registration Rights Agreement, the Company has agreed to indemnify the holders of Registrable Securities against all losses, claims, damages, liabilities or expenses to the extent such losses arise out of, or are based upon, any untrue statement or alleged untrue statement of any material fact contained in any registration statement.

     In connection with the purchase of shares of Series A Preferred Stock by Ivaco and the Management Purchasers, as of July 30, 1996, the Company and each of the Management Purchasers entered into amendments to existing Employment Agreements (as in Item 11) to eliminate previously existing provisions regarding payments to be made to the Management Purchasers upon a change of control. The other terms of such Employment Agreements were not changed.

                             PART IV


     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K.

               (a)  Documents Filed as Part of This Report

               The following is an index of the financial statements and schedules included in this Report.

         (1)   Financial Statements

               LACLEDE STEEL COMPANY AND SUBSIDIARIES


                                                             Page
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994 . . . . . . . . . . . . .  31

Consolidated Balance Sheets, December 31, 1996 and 1995  . .  32

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1996, 1995 and 1994 . . . . . . .  34

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994 . . . . . . . . . . . . .  35

Notes to Consolidated Financial Statements . . . . . . . . .  36

Independent Auditors' Report on Financial Statements . . . .  53



         (2)   Consolidated Financial Statement Schedules

                               NONE

         (3)   Exhibits

               The following is an index of the exhibits included in this Report or incorporated herein by reference.

     (3)(a) Registrant's Certificate of Incorporation as restated October 28 1996. (Incorporated by reference to Exhibit (3) in Registrant's Quarterly
               Report on Form 10-Q for September 30, 1996.)

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

     (4)(i)    Eighth Amendment dated November 14, 1996 to
               Registrant's Loan and Security Agreement.

     (4)(j)    Ninth Amendment dated February 7, 1997 to
               Registrant's Loan and Security Agreement.

     (4)(k)    Tenth Amendment dated February 26, 1997 to
               Registrant's Loan and Security Agreement.

     (4)(l) Certificate of Designation of Series A Preferred Stock dated July 30, 1996. (Incorporated by reference to Exhibit (4)(i) in the Registrant's Quarterly Report on Form 10-Q for June 30, 1996.)

     (10)(a) Discretionary incentive compensation plan for Executive Officers of the Registrant.
               (Incorporated by reference to Exhibit (10)(a) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

     (10)(b) 1989 Stock Appreciation Rights Plan for Officers of the Registrant. (Incorporated by reference to Exhibit A of Registrant's Proxy Statement for the
               1989 Annual Meeting of the Stockholders).

     (10)(c) Stock Purchase Agreement dated July 30, 1996 between Ivaco Inc. and Laclede Steel Company. (Incorporated by reference to Exhibit (10)(a) of Registrant's Quarterly Report on Form 10-Q for June 30, 1996.)

     (10)(d) Management Stock Purchase Agreements dated July 30, 1996 between Laclede Steel Company and John B. McKinney, Michael H. Lane, J. William Hebenstreit, Larry J. Schnurbusch and H. Bruce Nethington. (Incorporated by reference to Exhibit (10)(b) of Registrant's Quarterly Report on Form 10-Q for June 30, 1996.)

     (10)(e) Restated Employment Agreements dated as of July 30, 1996 between Laclede Steel Company and John B. McKinney, Michael H. Lane, J. William Hebenstreit, Larry J. Schnurbusch and H. Bruce Nethington. (Incorporated by reference to Exhibit (10)(c) of Registrant's Quarterly Report on Form 10-Q dated June 30, 1996.)

     (10)(f) Registration Rights Agreement dated July 30, 1996 between Laclede Steel Company and Ivaco Inc., John
               B. McKinney, Michael H. Lane, J. William
               Hebenstreit, Larry J. Schnurbusch and H. Bruce Nethington. (Incorporated by reference to Exhibit
               (10)(d) of Registrant's Quarterly Report on Form 10-Q dated June 30, 1996.)

     (10)(g)   Restated Key Employment Retirement Plan dated
               October 16, 1996.

     (10)(h) Asset Purchase Agreement dated January 10, 1997 between Excaliber Tubular Corporation and Laclede
               Steel Company.

     (22)      Subsidiaries of Registrant.

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


                    (b)  Reports on Form 8-K

               During the quarter ended December 31, 1996, no reports on Form 8-K were filed by Registrant.

   LACLEDE STEEL COMPANY AND SUBSIDIARIES
   Consolidated Statements of Operations
   (In Thousands of Dollars except Per Share Amounts)

                                      Year Ended December 31,
                                      1996         1995         1994
   NET SALES                          $ 335,381    $ 320,350    $ 341,289


   COSTS AND EXPENSES:
    Cost of products sold               316,954      286,632      306,351

    Selling, general and
       administrative expenses           14,201       14,209       14,039

    Depreciation                          7,743        8,151        7,625

    Interest expense, net                11,163       10,125        6,940

    Restructuring, asset impairment
       and other charges                  1,559       18,422         ----

    Gain on sale of subsidiary stock       ----         (728)        ----

    Gain on sale of equipment              ----         ----       (1,103)

    Total costs and expenses            351,620      336,811      333,852


   EARNINGS (LOSS) BEFORE INCOME TAXES  (16,239)     (16,461)       7,437


   PROVISION (CREDIT) FOR INCOME TAXES   (6,254)      (6,324)       2,975


   NET EARNINGS (LOSS)                $  (9,985)   $ (10,137)   $   4,462


   NET EARNINGS (LOSS) PER SHARE      $   (2.50)   $   (2.50)   $    1.10



   See Notes to Consolidated Financial Statements.

   LACLEDE STEEL COMPANY AND SUBSIDIARIES
   Consolidated Balance Sheets
   Assets
   (In Thousands of Dollars)

                                                     December 31,
                                                     1996         1995


   CURRENT ASSETS:
    Cash and cash equivalents                        $     143    $     161
    Accounts receivable, less allowances
     of $2,428 in 1996 and $2,224 in 1995               38,772       37,287
    Prepaid expenses                                       443          744
    Income taxes recoverable                              ----        1,479
    Inventories:
     Finished                                           46,631       56,377
     Semi-finished                                      23,540       28,683
     Raw materials                                       5,218        8,415
     Supplies                                           14,720       13,807
    Total inventories                                   90,109      107,282
    Total current assets                               129,467      146,953


   NON-CURRENT ASSETS:
    Intangible pension asset                            14,464       17,409
    Other intangible assets                              2,263        2,407
    Bond funds in trust                                  2,385        2,385
    Prepaid pension contributions                        5,766        6,586
    Deferred income taxes                               47,557       44,062
    Notes receivable                                     3,600         ----
    Other                                                4,104        3,785
    Total non-current assets                            80,139       76,634


   PLANT AND EQUIPMENT, AT COST:
    Land                                                 1,589        1,615
    Buildings                                           28,591       28,478
    Machinery and equipment                            215,444      213,480
                                                       245,624      243,573
    Less - accumulated depreciation                    124,120      117,382
    Net plant and equipment                            121,504      126,191


   TOTAL ASSETS                                      $ 331,110    $ 349,778

   Liabilities and Stockholders' Equity

                                                     December 31,
                                                     1996         1995


   CURRENT LIABILITIES:
    Accounts payable                                 $  41,293    $  31,617
    Accrued compensation                                 6,780        7,667
    Current portion of long-term debt                    2,484        2,459
    Accrued costs of pension plans                      14,049       15,449
    Other                                                2,860        2,002
    Total current liabilities                           67,466       59,194


   NON-CURRENT LIABILITIES:
    Accrued costs of pension plans                      53,181       67,123
    Accrued postretirement medical benefits             79,782       81,431
    Other                                                5,547        6,721


   LONG-TERM DEBT                                      107,889      118,791


   COMMITMENTS AND CONTINGENCIES - NOTE 9                 ----         ----


   STOCKHOLDERS' EQUITY:
    Preferred stock, no par value, authorized 2,000,000
     shares; issued and outstanding 416,667 shares          83         ----
    Common stock, $.01 par value at December 31, 1996
     and $13.33 par value at December 31, 1995, authorized
     25,000,000 shares at December 31, 1996 and
     5,000,000 shares at December 31, 1995; issued
     and outstanding 4,056,140 shares                       41       54,081
    Capital in excess of par                            60,138          247
    Accumulated deficit                                (12,300)      (2,315)
    Minimum pension liability adjustment               (30,717)     (35,495)
    Total stockholders' equity                          17,245       16,518


   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 331,110    $ 349,778


   See Notes to Consolidated Financial Statements.

   LACLEDE STEEL COMPANY AND SUBSIDIARIES
   Consolidated Statements of Stockholders' Equity
   (In Thousands of Dollars)

                                                  Year Ended December 31,
                                                  1996         1995         1994
   Preferred stock
     (416,667 shares issued)
     Beginning balance                            $      --    $      --    $      --
     Sale of convertible preferred stock                 83           --           --
     Ending balance                                      83           --           --

   Common stock - $0.01 par value
     (4,056,140 shares issued)
     Beginning balance                               54,081       54,081       54,081
     Reduction in par value of common stock         (54,040)          --           --
     Ending balance                                      41       54,081       54,081

   Capital in excess of par value
     Beginning balance                                  247          247          247
     Sale of convertible preferred stock              6,007           --           --
     Reduction in par value of common stock          54,040           --           --
     Dividend on convertible preferred stock           (156)          --           --
     Ending balance                                  60,138          247          247

   Retained earnings (deficit)
     Beginning balance                               (2,315)       7,822        3,360
     Net earnings (loss)                             (9,985)     (10,137)       4,462
     Ending balance                                 (12,300)      (2,315)       7,822

   Minimum pension liability
     Beginning balance                              (35,495)      (8,407)     (15,098)
     Change                                           4,778      (27,088)       6,691
     Ending balance                                 (30,717)     (35,495)      (8,407)


   Total Stockholders' Equity at End of Year      $  17,245    $  16,518    $  53,743



   See Notes to Consolidated Financial Statements.

   LACLEDE STEEL COMPANY AND SUBSIDIARIES
   Consolidated Statements of Cash Flows
   (In Thousands of Dollars)

                                                          Year Ended December 31,
                                                          1996         1995         1994
   CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                   $  (9,985)   $ (10,137)   $   4,462
    Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities:
      Depreciation                                            7,743        8,151        7,625
      Gain on sale of subsidiary stock                         ----         (728)        ----
      Gain on sale of equipment                                ----         ----       (1,103)
      Restructuring, asset impairment and other charges       1,559       18,422         ----
      Change in deferred income taxes                        (6,424)      (6,185)       1,708
      Changes in assets and liabilities
         that provided (used) cash:
        Accounts receivable                                  (1,485)       8,300          940
        Inventories                                          17,173      (12,483)      (5,040)
        Accounts payable and accrued expenses                10,306       (8,861)      11,601
        Pension cost less than funding                       (5,429)      (2,526)      (2,742)
        Accrued postretirement medical benefits              (1,649)       1,162        1,379
    Net cash provided by (used in) operating activities      11,809       (4,885)      18,830

   CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                    (10,726)     (13,847)     (14,747)
    Proceeds from sale of equipment                           4,000         ----        1,000
    Net cash used in investing activities                    (6,726)     (13,847)     (13,747)

   CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowing (repayments) under revolving credit loan   (8,415)      18,453      (16,412)
    Proceeds from term loan                                    ----         ----       10,000
    Proceeds from long-term debt                               ----        2,000         ----
    Payments on long-term debt                               (2,462)      (2,488)      (9,710)
    Proceeds from sale of stock of subsidiary                  ----        1,000         ----
    Proceeds from issuance of convertible preferred stock     6,090         ----         ----
    Proceeds from bond funds in trust                          ----         ----       12,789
    Payment of financing costs                                 (314)        (231)      (2,485)
    Net cash provided by (used in) financing activities      (5,101)      18,734       (5,818)

   CASH AND CASH EQUIVALENTS:
    Net increase (decrease) during the year                     (18)           2         (735)
    At beginning of year                                        161          159          894
    At end of year                                        $     143    $     161    $     159

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
     Cash paid during the year for:
      Interest (net of amount capitalized)                $  10,476    $  10,209    $   7,147
      Income tax payments (refunds), net                  $  (1,317)   $     794    $   1,218

   See Notes to Consolidated Financial Statements.
        - 35 -

            Notes to Consolidated Financial Statements

Note 1
Nature of Operations:

               Laclede Steel Company and Subsidiaries (the
Company) is a manufacturer of carbon and alloy steel products, including pipe products, hot rolled products, wire products and welded chain. The Company's continuous butt weld pipe and electric weld tubing is sold in the U.S. and Canada to distributors and manufacturers. Hot rolled products consist primarily of special quality bars sold to manufacturers to be cold drawn or forged. Wire products include high and low carbon wire, oil tempered wire used for mechanical springs, overhead door springs and, in the future, automotive suspension and brake springs, and annealed wire and rod. Laclede Chain Manufacturing
Company, a wholly-owned subsidiary, produces chain products and also imports a significant amount of chain. Approximately one-half of the chain business is attributable to sales of anti-skid devices for trucks and automobiles and the balance is in sales of hardware and industrial chain.

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

Plant and Equipment

               Plant and equipment, consisting primarily of steelmaking and related facilities, are carried at cost. Major renewals and betterments are capitalized, while replacements, rebuilding costs and repairs are charged to operations. The cost of normal retirements is charged to accumulated depreciation and salvage realized, if any, is credited thereto.

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

Per Share Data and Preferred Stock Dividends

               Per share amounts for 1996, 1995 and 1994 have been calculated based on weighted average shares outstanding of 4,056,140. Net loss per share in 1996 was computed by dividing the net loss, after deducting convertible preferred dividend requirements of $156,000, by the weighted average shares outstanding.

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

               Approximately 57% of the Company's production employees are covered by a collective bargaining agreement, which expires in September 1997.

Note 3
Income Taxes:

     The provision for income taxes represents an effective combined federal and state tax rate of 39% for 1996, 38% for 1995 and 40% for 1994. See the reconciliation of these tax rates to the statutory rate below. The provision (credit) for income taxes consists of the following (thousands of dollars):

                                   1996        1995        1994

Current income taxes             $     170   $    (139)  $  1,268
Deferred income taxes               (6,424)     (6,185)     1,707
                                 $  (6,254)  $  (6,324)  $  2,975

     Deferred tax assets were decreased in 1996 by $2,929,000, increased in 1995 by $16,151,000 and decreased in 1994 by $3,650,000, as a result of the tax effects of the minimum pension liability adjustment. These amounts are not reflected in the tax provision of these years. See Note 5 for further discussion.

     Deferred tax assets and liabilities are comprised of the following at December 31 (thousands of dollars):

                                           1996         1995
Deferred tax liabilities:
  Depreciation                           $ (28,549)   $ (26,966)
  Accrued costs of pension plans            (2,490)      (1,138)
    Total deferred tax liabilities         (31,039)     (28,104)

Deferred tax assets:
  Minimum pension liability adjustment      18,826       21,756
  Postretirement medical benefits           31,361       31,921
  Active employee benefit liabilities        2,566        2,733
  Environmental costs                        1,199        1,456
  Allowances on receivables                    954          871
  Net operating loss and alternative
    minimum tax carryovers                  21,832       11,536
  Other                                      1,858        1,893
    Total deferred tax assets               78,596       72,166
    Net deferred tax assets              $  47,557    $  44,062

     Net operating losses expire over various periods through 2011. Deferred tax assets related to pension liability adjustments and postretirement medical benefits represent amounts accrued for financial reporting purposes but not yet paid or deductible for income tax purposes.

     Management currently believes that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of future tax deductions. The Company experienced profitable operations in 1993 and 1994, as well as 1995 if the restructuring, asset impairment and other charges are excluded. Management expects future operations to realize significant benefits from the productivity improvements and cost reductions generated in the fourth quarter of 1996.
Consequently, it presently believes that future taxable income will be adequate to utilize both reversing temporary differences and operating loss carryforwards prior to their expiration.
Thus, no deferred tax valuation allowance is deemed necessary.

     In making this determination the Company is governed by the provisions of FASB Statement No. 109, which requires that consideration be given to information about the Company's current financial position and its results of operations for the current and preceding years. This historical information is supplemented by available information about future years.

     The Company does not believe that 1996 should be considered a representative year for purposes of evaluating the likelihood that net deferred tax assets will ultimately be realized. In 1996 the Company completed its restructuring program resulting in a major change in its steelmaking process, through the installation of a ladle furnace facility and movement of the balance of its steel production to the more efficient continuous cast method. In the fourth quarter of 1996 the Company completed a Company-wide cost reduction program, resulting in the identification of significant cost savings, most of which take effect in 1997.

     The applicable statutory federal income tax rate of 34% for each of the three years is reconciled to the effective income tax rate as follows (thousands of dollars):

                                   1996        1995        1994
Federal income tax provision
(credit) computed at statutory
tax rate                         $ (5,503)   $ (5,604)   $  2,529
Non-taxable gain on sale of
subsidiary stock                       --        (277)         --
State income taxes, net              (819)       (542)        388
Other                                  68          99          58
Provision (credit) for
Income taxes                     $ (6,254)   $ (6,324)   $  2,975

Note 4
Debt:

               Long-term debt consists of the following at
December 31 (thousands of dollars):
                                                1996         1995

Bank Loan and Security Agreement:
   Revolving Loan                            $ 76,126    $ 84,541
   Term Loan                                    6,777       8,209

Note Payable Due December 31, 2001              2,000       2,000

Solid Waste Disposal Revenue Bonds:

  8.375% Bonds due from 1996 to 2008            6,615       6,930

  8.5% Bonds due from 2015 to 2020              9,430       9,430

8% Pollution Control Revenue Bonds due
  October 1, 2001 (annual sinking fund
  payments began in 1993)                       8,700       9,360

8% Industrial Development Revenue Bonds
  due October 1, 2001 (annual sinking fund
  payments began in 1992)                         725         780

                                              110,373     121,250

Less amounts payable within one year            2,484       2,459
                                             $107,889    $118,791


               The Company has a Loan and Security Agreement with three banks, expiring in September 1999, which has been amended to include a $90,000,000 Revolving Loan. It also includes a $10,000,000 Term Loan, payable monthly through September 1999. Amounts available under the revolving credit facility were utilized early in the first quarter of 1997 to cover outstanding short-term commitments, primarily trade accounts payable.

               Interest on the Revolving Loan is payable at either prime plus 1-1/2% or a Eurodollar rate, at the Company's option. Interest on the Term Loan is payable at either prime plus 2% or a Eurodollar rate, also at the Company's option. At December 31, 1996, the interest rates ranged from 9.1% to 10.3%.

               Under terms of the Loan and Security Agreement the Company granted security interests in accounts receivable and inventory to the participating banks to support the Revolving Loan. The Term Loan is secured by certain Plant and Equipment.

               The Company has amended its Loan and Security Agreement, obtaining waivers of financial covenants relating to operating losses and net worth for the third quarter of 1996, and modifying such covenants with regard to the other quarters of 1996 and the year 1997. As of December 31, 1996 the Company was in compliance with the provisions of its loan agreement.

               The most restrictive provisions of the Company's loan agreements, as amended, include the following:

A. The Company shall maintain specified net worth levels as defined in the Loan and Security Agreement. As of December
     31, 1996 the Company's consolidated net worth exceeded the minimum required amount by $538,000.

B.   The Company will maintain a Consolidated Fixed Charge
     Coverage Ratio, as defined, determined as of the end of each period listed below.
          Period                                      Ratio

     Three Months Ended March 31, 1997             1.05 to 1.00
     Six Months Ended June 30, 1997                1.05 to 1.00
     Nine Months Ended September 30, 1997          1.00 to 1.00
     Year Ended December 31, 1997                  1.05 to 1.00
     Three Months Ended March 31, 1998             1.10 to 1.00
     Six Months Ended June 30, 1998                1.10 to 1.00
     Nine Months Ended September 30, 1998          1.10 to 1.00
     Year Ended December 31, 1998                  1.10 to 1.00

     Commencing on March 31, 1999
     and as of the last day of
     each fiscal quarter in each
     fiscal year thereafter, for
     the twelve-month period
     ending on such date                           1.10 to 1.00

C. Payment of cash dividends on common stock is limited to 50% of cumulative net earnings after December 31, 1993. As of December 31, 1996 no funds are available for dividends on common stock.

               The Company is also required to comply with various covenants regarding limits on liabilities as defined in the Agreements for the Solid Waste Revenue Bonds and Pollution Control Revenue Bonds. At December 31, 1996 the Company was in compliance with these covenants. Furthermore the sale in February, 1997 of the Benwood Operations described in Note 11 improved the Company's financial position with regard to continued compliance. Further operating losses in the future, however, could cause the Company to violate these covenants. In the event amendment of the covenants is required in the future, there can be no assurance that the Company can obtain such amendment.

               The Company has no compensating balance
arrangements. Excluding the Revolving Loan, aggregate maturities of long-term borrowings at December 31, 1996 for the next five years are as follows:

               1997              2,484,000
               1998              2,514,000
               1999              5,059,000
               2000              1,190,000
               2001              8,970,000

               The Company estimates that the fair value of its long-term debt in the aggregate approximates the carrying value at December 31, 1996 and 1995.

               The Company is party to a Paying Agent Agreement in which the Paying Agent assists the Company in purchasing certain raw material. The terms of this agreement require the Company to pay a commission of 1.5% on all purchases plus a fee on the invoice amount. Amounts purchased under this agreement are included in accounts payable and amounted to $3,270,000 as of December 31, 1996.

Note 5
Employee Benefits:
Defined Benefit Pension Plan -

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

     The components of pension cost are as follows (thousands of dollars):

                                     1996       1995       1994

Service cost                      $  2,111   $  1,538   $  2,021
Interest cost on projected
  benefit obligation                13,868     14,767     13,340
Actual return on plan assets       (19,996)   (22,502)     4,322
Net amortization and deferral       13,596     14,921    (14,003)

Net periodic pension cost            9,579      8,724      5,680
Curtailment loss recognized          1,559      2,966         --

Total pension cost                $ 11,138   $ 11,690   $  5,680

     In the fourth quarter of 1996 the Company presented an early retirement incentive offer to certain hourly employees at the Alton Plant. Approximately 90 employees elected to accept the offer and retired during the quarter. In accordance with applicable accounting standards, the Company recorded a non-cash charge of $1,559,000 representing a pension curtailment loss and the cost of special termination benefits.

     In the fourth quarter of 1995 the Company recorded a special restructuring charge which included a $2,966,000 curtailment loss related to planned work force reductions. See Note 6 to the Consolidated Financial Statements for additional discussion.

     The projected benefit obligations at December 31, 1996 and 1995 were determined using assumed discount rates of 6.75% and 7.25%, respectively. The assumed discount rate is based on market conditions and reflects annuity purchase rates available to theoretically settle plan obligations. For all plans other than the Alton Plant Hourly Employees' Plan, the assumed rate of increase in compensation levels was 2% for all years. Reflecting the Labor Agreement for Alton hourly employees, a 1% rate of increase in compensation was assumed for all years. The weighted average assumed long-term rate of return on the market-related value of plan assets was 9.8% for 1996, 9.9% for 1995 and 11.7% for 1994 and 1993.

A summary of the funded status of the plans is as follows (thousands of dollars):


                            December 31
                            1996                                   1995
                             Assets ExceedAccumulated              Assets Exceed Accumulated
                             Accumulated  Benefits                 Accumulated   Benefits
                             Benefits     Exceed Assets  Total     Benefits      Exceed Assets  Total
Actuarial present value
of accumulated benefit
obligation:
   Vested                   $  (6,658)   $(182,949)   $(189,607)   $  (5,947)   $(186,296)   $(192,243)
   Non-Vested                    (367)      (5,013)      (5,380)        (258)      (7,861)      (8,119)
Total                       $  (7,025)   $(187,962)   $(194,987)   $  (6,205)   $(194,157)   $(200,362)


Projected benefit
obligation                  $  (9,386)   $(190,657)   $(200,043)   $  (7,249)   $(194,935)   $(202,184)

Plan assets at fair value       9,320      121,013      130,333        7,210      113,560      120,770

Projected benefit
obligation (in excess of)
less than plan assets             (66)     (69,644)     (69,710)         (39)     (81,375)     (81,414)

Unrecognized net
obligation at transition
date, January 1, 1987             315        7,599        7,914          379        9,118        9,497

Unrecognized losses,
net                             5,426       53,362       58,788        1,219       59,369       60,588

Unrecognized prior
service cost                     (168)       5,720        5,552        3,087        6,916       10,003

Adjustment required to
recognize minimum
liability                          --      (64,008)     (64,008)          --      (74,660)     (74,660)

Net pension cost
recorded on balance
sheet                       $   5,507    $ (66,971)   $ (61,464)   $   4,646    $ (80,632)   $ (75,986)

- 45 -



     In accordance with FASB Statement No. 87, the Company has recorded an additional minimum pension liability for underfunded plans of $64,008,000 at December 31, 1996 and $74,660,000 at
December 31, 1995, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to stockholders' equity. The principal cause of the reduction in underfunded pension liability is actual return on plan assets in excess of the assumed rate of return in 1996. As of December 31, 1996, $49,543,000 of the excess minimum pension liability resulted in a charge to equity, net of income taxes, of $30,717,000. As of December 31, 1995, the excess minimum liability was $57,251,000 and the after-tax charge to equity was $35,495,000.

Profit Sharing Plan -

     The Company maintains a defined contribution profit sharing thrift plan covering a majority of its salaried employees. In 1996 the Plan was amended to provide for a minimum Company contribution regardless of the level of Company profitability. Company contributions for 1996 amounted to $272,000 and for 1994 amounted to $684,000. There was no profit sharing contribution for 1995.

Postretirement Medical Benefit Plans -

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for active and retired employees. A significant portion of the Company's employees may become eligible for the retiree benefits if they reach retirement age while working for the Company.

     The components of net periodic postretirement medical benefit costs are as follows (thousands of dollars):

                                     1996       1995       1994

Service cost                       $   698    $   638    $   846
Interest cost                        4,522      5,708      5,658
Amortization of unrecognized
 net gain                           (1,265)      (215)        --
Net periodic cost                    3,955      6,131      6,504
Curtailment loss recognized             --      1,089         --
Total cost                         $ 3,955    $ 7,220    $ 6,504

     The reduction in cost in 1996 is due to favorable claims experience over the last several years. The actual postretirement medical benefits paid amounted to $5,603,000 in 1996, $4,969,000 in 1995 and $5,439,000 in 1994. See Note 6 for
discussion of curtailment loss.

     A summary of the status of the plans is as follows
(thousands of dollars):

                                    December 31,     December 31,
                                        1996             1995

Accumulated postretirement
 benefit obligation (APBO):
   Retirees                          $ (37,100)       $ (41,911)
   Fully eligible active
    employees                           (9,044)         (12,518)
   Other active employees               (7,692)         (10,900)
Total                                  (53,836)         (65,329)

Fair value of plan assets                   --               --

Funded status                          (53,836)         (65,329)

Unrecognized prior service costs        (8,805)              --
Unrecognized net gain                  (17,141)         (16,102)
Accrued postretirement
 benefit cost                        $ (79,782)       $ (81,431)

     The reduction in APBO as of December 31, 1996 relates to favorable claims experience and the effect of alternative coverages offered by the Company and elected by a portion of retired employees.

     The assumed discount rate used to measure the APBO was 7.25% at December 31, 1996 and 1995. The assumed future health care cost trend rate for the December 31, 1996 calculation is 7.9%, gradually declining to 3.25% after six years and for December 31, 1995 is 8.7% declining to 3.25% after seven years. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $480,000 for 1996, $603,000 for 1995 and $607,000 for 1994, and would have increased the APBO by $4,302,000 as of December 31, 1996 and $6,958,000 as of December 31, 1995.

Stock Appreciation Rights Plans -

     In 1989, the Board of Directors adopted the 1989 Stock Appreciation Rights Plan for Non-Officers and the 1989 Stock Appreciation Rights Plan for Officers. All rights under the plans have been granted and as of December 31, 1996, 19,500 rights had not been exercised. There was no expense for the plans in 1996, 1995 or 1994 as the market price is below grant prices.

Note 6
Restructuring, Asset Impairment and Other Charges:

               In the fourth quarter of 1996 the company presented an early retirement incentive offer to certain hourly employees at the Alton Plant. Approximately 90 employees elected to accept the offer and retired during the quarter. In accordance with applicable accounting standards, the Company recorded a non-cash charge of $1,559,000 ($951,000 after taxes), representing a pension curtailment loss and the cost of special termination benefits.

               In December 1995, the Company recorded a non-cash charge of $18,422,000 ($11,422,000 after taxes), relating to the restructuring of its operations, asset impairments and inventory write-offs. This charge was primarily the result of a decision to initiate the final phase of the Company's strategic plan, leading to a restructuring of the steelmaking facilities at the Alton Plant.

               The new Ladle Furnace Facility became operational in the second quarter of 1996 and all steel is now produced using the more efficient continuous cast method. The Company also ceased production of rods, and began purchasing requirements for its wire operations on the open market, at a significant reduction in costs. In connection with this restructuring, the Company also shut down its Blooming Mill and Rod Mill operations.

               As a result of this decision, non-cash accounting charges totaling $15,780,000 were recorded, which are included in the $18,422,000 charge mentioned above. These charges include $6,190,000 for recognition of impairment loss for equipment and $4,565,000 for employee termination benefits and pension and postretirement benefit curtailment losses. In addition inventories relating to these operations have been written down by $5,025,000 to reduce their carrying cost to their net realizable value.

               The Company also recognized a charge of $2,642,000 related to inventory write-downs in its tubular product operations, which are also part of the $18,422,000 charge. This inventory adjustment, which reduces the carrying cost to net realizable value, reflects higher second half production costs together with significant reductions in selling prices for tubular products during 1995.

Note 7
Interest Expense, Net:

               Interest expense capitalized in 1996, 1995 and 1994 was $323,000, $484,000 and $2,148,000, respectively. The majority of this interest in 1994 relates to the Solid Waste Disposal Revenue Bond funds used to finance the construction of the HTMR facility.

Note 8
Quarterly Results of Operations (Unaudited):

The results of operations by quarter for 1996 and 1995 were as follows (in thousands of dollars except per share data):



                     QUARTER ENDED
                     1996                                        1995
                      Mar. 31    Jun. 30    Sep. 30    Dec. 31    Mar. 31    Jun. 30    Sep. 30    Dec. 31
Net sales            $80,975    $86,436    $83,630    $84,340    $87,327    $80,858    $76,561    $ 75,604

Cost of products sold 76,039     83,238     80,824     76,800     76,115     70,807     70,569      69,162

Net sales less cost
of products sold     $ 4,936    $ 3,198    $ 2,806    $ 7,540    $11,212    $10,051    $ 5,992    $  6,442

Net earnings (loss)  $(2,031)   $(3,045)   $(3,390)   $(1,519)   $ 2,094    $ 1,782    $(1,348)   $(12,665)

Net earnings (loss)
per share            $ (0.50)   $ (0.75)   $ (0.84)   $ (0.41)   $  0.52    $  0.44    $ (0.34)   $  (3.12)





























                                                      - 50 -






Note 9
Commitments And Contingencies:

               The Company has non-cancelable operating leases for office space and certain equipment through 2006. Future minimum lease commitments required under these leases are as follows:

                   1997                          $4,122,000
                   1998                           3,746,000
                   1999                           3,593,000
                   2000                           3,323,000
                   2001                           2,473,000
                   Thereafter                     4,257,000
                   TOTAL                        $21,514,000

               Rent expense under all leases in 1996, 1995 and 1994 was $3,528,000, $2,777,000 and $2,578,000, respectively.

               On June 26, 1996 the Company entered into a sale and leaseback transaction with a third party for the Ladle Metallurgy Facility at Alton. The third party agreed to purchase the equipment for approximately $4,000,000 cash and a note receivable for approximately $3,600,000. The lease term is for five years starting August 1, 1996 and continuing until June 30, 2001 with an option to purchase the equipment at the expiration date.

               There are various claims pending involving the Company and its subsidiaries with respect to environmental, hazardous substance and other matters arising out of the routine conduct of the business. Such claims either have not been reduced to litigation or, if suit has been filed, are in the discovery stage. Therefore the total liability on pending claims at December 31, 1996, if any, cannot be determined.

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

               The Company developed a modified closure plan which has been approved by the IEPA. This plan provides for the closure of existing electric furnace dust piles in place. Based on estimates provided by an independent consultant it appears that the remaining cost of this plan will approximate the $3,051,000 amount included in non-current liabilities at December 31, 1996 for the disposal of the existing EAF dust.

Note 10
Preferred Stock:

               In July 1996 the Company issued 416,667 shares of Series A 6% preferred stock to Ivaco Inc. and the executive officers of the Company for $6,090,000, after expenses. This transaction resulted in an increase in capital in excess of par value of $6,006,667. On October 28, 1996, at a special meeting of the stockholders, an amendment was approved to the Company's Certificate of Incorporation which reduced the par value of each share of common stock from $13.33 per share to $.01 per share and increased the number of authorized common stock shares from 5,000,000 shares to 25,000,000 shares. The stockholders also approved the recapitalization of the Company's Series A 6% preferred stock. At such time each share of the preferred stock became convertible into common stock at the option of the holder at a conversion price of $3.20 into 4.69 shares of common stock. In the event of voluntary or involuntary liquidation of the Company, the holders of shares of Series A Preferred Stock are entitled to receive liquidating distributions in the amount of $15.00 per share plus accrued and unpaid dividends before payment is made to holders of common stock.

Note 11
Benwood Sale:

               In February 1997, the Company sold the assets of its electric weld structural and mechanical tubing operation, located in Benwood, West Virginia. Cash proceeds from the sale of these assets, which consist primarily of equipment and inventory, totaled approximately $10,000,000. The Company used the funds from the sale to improve its working capital position. Sale of these assets will not affect the Company's primary tubular business, continuous weld pipe.

Note 12
Related-Party Transactions:

               The Company has transactions in the normal course of business with Ivaco Inc. or affiliated companies. As of December 31, 1996 Ivaco Inc. owned 49.77% of the Company's outstanding common stock. In 1996 the Company purchased rods at market prices totaling $3,458,000 from an affiliate of Ivaco.

               The Company participates in an insurance purchasing arrangement with Ivaco. Under the terms of this arrangement Ivaco purchases insurance on behalf of the Company and bills the Company for this insurance. Amounts paid by the Company for this insurance amounted to $1,521,000, $1,341,000 and $1,532,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

INDEPENDENT AUDITORS' REPORT


To The Board Of Directors
And Stockholders Of
Laclede Steel Company:

     We have audited the accompanying consolidated balance sheets of Laclede Steel Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Laclede Steel Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
January 28, 1997
(February 10, 1997 as to Note 11 and
 February 26, 1997 as to Note 4)
St. Louis, Missouri

                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

  March 7, 1997                        /s/ John B. McKinney
         Date                              John B. McKinney
                                               President
                                     Principal Executive Officer
                                               Director


  March 20, 1997                       /s/ Michael H. Lane
         Date                              Michael H. Lane
                                       Vice President-Finance
                                       Treasurer and Secretary
                                      (Principal Financial and
                                         Accounting Officer)

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  March 13, 1997                       /s/ Donald F. Gunning
         Date                              Donald F. Gunning
                                               Director

  March 12, 1997                       /s/ A. William Hager
         Date                              A. William Hager
                                               Director

  March 12, 1997                       /s/ E. Lawrence Keyes, Jr.
         Date                              E. Lawrence Keyes, Jr.
                                               Director

  March 12, 1997                       /s/ Robert H. Quenon
         Date                              Robert H. Quenon
                                                Director


         Date                              Lawrence K. Roos
                                               Director

  March 12, 1997                       /s/ Edwin J. Spiegel, Jr.
         Date                              Edwin J. Spiegel, Jr.
                                               Director

  March 18, 1997                       /s/ Lester Varn, Jr.
         Date                              Lester Varn, Jr.
                                                Director

  March 12, 1997                       /s/ George H. Walker III
         Date                              George H. Walker III
                                                Director