Form 10-Q
period 1997-03-31
LACLEDE STEEL CO /DE/
filed 1997-05-06
CIK 57187

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

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

    Yes   X      No

       As of April 22, 1997 there were 4,056,140 shares of $.01 par value common stock outstanding.



ITEM 1:  FINANCIAL STATEMENTS

                  LACLEDE STEEL COMPANY
                     AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS
           (In Thousands Except Per Share Data)


                                                           Three Months Ended
                                                           March 31,
                                                           1997          1996

Net sales                                                 $80,846       $80,975

Costs and expenses:
     Cost of products sold                                 73,870        76,058
     Selling, general and administrative expenses           3,359         3,452
     Depreciation                                           1,942         1,991
     Interest expense, net                                  2,427         2,765
     Gain on sale of facility                                (987)           --
          Total costs and expenses                         80,611        84,266

Earnings (loss) before income taxes                           235       (3,291)

Provision (credit) for income taxes                           100       (1,260)

Net earnings (loss)                                       $   135      $(2,031)


Net earnings (loss) per share                             $  0.01       $(0.50)

                  LACLEDE STEEL COMPANY
                     AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                          ASSETS
                      (In Thousands)


                                                          Mar. 31,     Dec. 31,
                                                          1997         1996

Current Assets:
    Cash and cash equivalents                             $    136     $    143
    Accounts receivable, less allowances                    37,287       38,772
    Prepaid expenses                                           242          443
    Notes receivable                                         1,653           --
    Inventories:
        Finished                                            45,435       46,631
        Semi-finished                                       18,095       23,540
        Raw materials                                        6,254        5,218
        Supplies                                            15,253       14,720
        Total inventories                                   85,037       90,109

            Total Current Assets                           124,355      129,467




Non-Current Assets:
    Intangible pension asset                                14,014       14,464
    Other intangible assets                                  2,227        2,263
    Bond funds in trust                                      2,385        2,385
    Prepaid pension contributions                            5,544        5,766
    Deferred income taxes                                   47,456       47,557
    Notes receivable                                         3,600        3,600
    Other                                                    3,876        4,104
            Total Non-Current Assets                        79,102       80,139




Plant and Equipment, at cost                               237,186      245,624
    Less - accumulated depreciation                        123,566      124,120
            Net Plant and Equipment                        113,620      121,504





Total Assets                                              $317,077     $331,110

           LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          Mar. 31,     Dec. 31,
                                                          1997         1996

Current Liabilities:
    Accounts payable                                      $ 44,118     $ 41,293
    Accrued compensation                                     4,152        6,780
    Current portion of long-term debt                        2,484        2,484
    Accrued costs of pension plans                          14,711       14,049
    Other                                                    3,395        2,860
            Total Current Liabilities                       68,860       67,466


Non-Current Liabilities:
    Accrued costs of pension plans                          51,318       53,181
    Accrued postretirement medical benefits                 79,232       79,782
    Other                                                    4,449        5,244
            Total Non-Current Liabilities                  134,999      138,207


Long-Term Debt:
    Bank revolving credit                                   65,210       76,126
    Bank term loan                                           3,989        5,348
    Revenue bonds                                           24,415       24,415
    Other                                                    2,000        2,000
            Total Long-Term Debt                            95,614      107,889


Minority Interest                                              318          303

Stockholders' Equity:
    Preferred stock, no par value, authorized 2,000,000
      shares; issued and outstanding 416,667 shares             83           83
    Common stock, $0.01 par value, authorized 25,000,000
      shares; issued and outstanding 4,056,140 shares           41           41
    Capital in excess of par value                          60,044       60,138
    Accumulated deficit                                    (12,165)    (12,300)
    Minimum pension liability adjustment                   (30,717)    (30,717)
            Total Stockholders' Equity                      17,286       17,245



Total Liabilities and Stockholders' Equity                $317,077     $331,110

LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

                                                            Three Months Ended
                                                            March 31,
                                                            1997       1996

Cash flows from operating activities:
 Net earnings (loss)                                        $    135   $(2,031)
 Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities:
      Depreciation                                             1,942      1,991
      Change in deferred income taxes                            101    (1,181)
      Gain on sale of facility                                  (987)        --
      Undistributed minority interest                             15         19
 Changes in assets and liabilities that
    provided (used) cash, net of effects from sale of facility:
       Accounts receivable                                     1,485    (4,574)
       Inventories                                             1,273    (4,977)
       Accounts payable and accrued expenses                    (365)     9,100
       Accrued pension cost                                    2,220      2,655
       Pension cash funding                                   (2,749)   (3,749)
       Accrued postretirement medical benefits                  (550)       125
       Other assets and liabilities                              260         13
  Net cash provided by (used in) operating activities          2,780    (2,609)


Cash flows from investing activities:
  Capital expenditures                                           176    (3,795)
  Proceeds from sale of facility                               9,319         --
  Net cash provided by (used in) investing activities          9,495    (3,795)

Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit         (10,916)     6,752
  Payments on long-term debt                                  (1,359)     (358)
  Payment of financing costs                                      (7)        --
  Net cash provided by (used in) financing activities        (12,282)     6,394

Cash and cash equivalents:
  Net decrease during the period                                  (7)      (10)
  At beginning of year                                           143        161
  At end of period                                          $    136   $    151

LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands Except Per Share Data)

                                                       Quarter             Year
                                                       Ended              Ended
                                                       Mar. 31,         Dec.31,
                                                       1997              1996

Preferred stock
  (416,667 shares issued)
  Beginning balance                                    $     83         $   --
  Sale of convertible preferred stock                        --             83
  Ending balance                                             83             83

Common stock - $0.01 par value
  (4,056,140 shares issued)
  Beginning balance                                          41         54,081
  Reduction in par value of common stock                     --        (54,040)
  Ending balance                                             41             41

Capital in excess of par value
  Beginning balance                                      60,138            247
  Sale of convertible preferred stock                        --          6,007
  Reduction in par value of common stock                     --         54,040
  Dividend on convertible preferred stock                   (94)          (156)
  Ending balance                                         60,044         60,138

Accumulated deficit
  Beginning balance                                     (12,300)        (2,315)
  Net earnings (loss)                                       135         (9,985)
  Ending balance                                        (12,165)       (12,300)

Minimum pension liability
  Beginning balance                                     (30,717)       (35,495)
  Change in period                                           --          4,778
  Ending balance                                        (30,717)       (30,717)


Total Stockholders' Equity at End of Period            $ 17,286        $17,245

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


NOTE 2 - BENWOOD SALE

  In February 1997, the Company sold the assets of its electric weld structural and mechanical tubing operation, located in Benwood, West Virginia. Cash proceeds from the sale of these assets, which consist primarily of equipment and inventory, totaled $9,319,000. The Company used the funds from the sale to improve its working capital position. This transaction resulted in a gain on sale of equipment of $987,000 ($592,000 after tax) recorded in February 1997.


NOTE 3 - PER SHARE DATA AND PREFERRED STOCK DIVIDENDS

  Per share amounts for 1996 and 1997 have been calculated based on weighted average shares outstanding of 4,056,140. Net earnings per share in 1997 were computed by dividing the net earnings after deducting preferred dividend requirements of $94,000 by the weighted average shares outstanding.

  Preferred stock dividends relate to Series A Preferred Stock in the amount of $6,250,000 issued as of July 30, 1996. Dividends, payable at an annual rate equal to 6%, accrue from the date of issuance but will be payable when, as and if declared by the Company's Board of Directors. No dividend has been declared on the Series A Preferred Stock.

  Each share of Series A Preferred Stock is convertible into 4.69 shares of common stock. Fully diluted earnings per share in 1997, reflecting conversion of Series A Preferred Stock, are not presented as the result is anti-dilutive.

  The financial results for 1997 are subject to annual audit.

ITEM 2.   MANAGEMENT'S DISCUSSION & ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                 Liquidity and Capital Resources

  In the first quarter of 1997 operating activities provided $2.8 million in cash and contributions to Company pension plans totaled $2.7 million.

  In February 1997 the Company completed the sale of its electric weld structural and mechanical tubing operation, located in Benwood, West Virginia. Cash proceeds from the sale of these assets, which consist primarily of equipment and inventory, were $9.3 million.

  Long-term debt decreased by $12.3 million in the first quarter of 1997. Net working capital decreased by $6.5 million and the ratio of current assets to current liabilities was 1.8 to 1.0 at March 31, 1997.

  At March 31, 1997, $65.2 million in borrowings were outstanding under the Company's revolving credit facility. Amounts available under this facility were utilized early in the second quarter of 1997 to cover outstanding short-term commitments, primarily trade accounts payable.

  Under terms of the Company's Loan and Security Agreement, the limit on amounts available based on Company inventory levels will be reduced by $1.7 million by September 30, 1997. The Company believes that planned inventory levels will be consistent with revolving credit limits and, thus, this reduction should not affect current availability. During 1997 the Company anticipates capital expenditures of approximately $3.0 million, and contributions to pension plans of $14.2 million. Taking into account the proceeds from the February 1997 sale of the Benwood facility and assuming that the Company is able to (i) maintain its existing level of sales, (ii) avoid sales price decreases and (iii) continue to capture savings from recently completed productivity improvements, the Company will generate sufficient cash flow to finance its 1997 liquidity requirements including the above referenced expenditures. If the Company is unable to maintain its existing level of sales and current pricing or if the productivity improvements fail to produce positive financial results, the Company may not generate sufficient cash flow to finance its 1997 liquidity requirements. In such event, the

Company would evaluate other methods of generating cash flow such as the sale of significant businesses or assets or refinancing transactions. There can be no assurance, however, that any such alternative could be successfully completed.

  The Company has amended its Loan and Security Agreement modifying financial covenants relating to operating results and net worth for the year 1997. In the event further amendment to financial covenants is necessary, there can be no assurance that the Company will be able to obtain such amendment.

  The Company is also required to comply with various covenants related to limits on liabilities as defined in the Agreements for the Solid Waste Revenue Bonds and Pollution Control Revenue Bonds. At March 31, 1997 the Company was in compliance with these covenants. Furthermore the sale of the Benwood Operations described above in February 1997 improved the Company's financial position with regard to continued compliance. If future operations result in increases in liabilities as defined in the Agreements, the Company could be in violation of these covenants. In the event amendment of the covenants is required in the future, there can be no assurance that the Company can obtain such amendment.

  At March 31, 1997 the Company has net deferred tax assets of $47.5 million. Management currently believes that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of future tax deductions. Thus no deferred tax valuation allowance is deemed necessary.

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


                      Results of Operations

  Net sales decreased by $.1 million in the first quarter of 1997 compared to the first quarter of 1996. The decline in sales of electric weld structural tubing was offset by increased semi-finished sales and shipments of hot rolled products. Increases in prices for continuous weld pipe were largely offset by further weakness in pricing for hot rolled SBQ bars. Laclede Chain

Manufacturing Company experienced a drop in traction chain sales, reflecting a mild winter, partially offset by increased shipments of hardware and industrial products.

  The reduction in cost of products sold in 1997 is primarily due to the effect of cost reductions which were implemented in late 1996. The Company also benefited from a continuation of the productivity gains which it began to experience in most of its operations in the second half of 1996.

  The decrease in interest expenses in the first quarter of 1997 is the result of the decrease in bank borrowings, offset by an increase in average interest rates of .5%. The gain on sale of facility in 1997 is from the sale of the Benwood Operation discussed above.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation
Reform Act of 1995

  The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the overall demand for steel; statements regarding the ability to maintain sales prices; statements regarding productivity improvement programs; statements regarding the Company's long-term profitability; and statements regarding future borrowing capacity.
In addition, statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q and further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in sales prices for steel products; increases in the cost of steel scrap; failure to obtain significant benefits from the Company's recently completed cost reduction and productivity improvement programs; and increased domestic or foreign steel competition.

                  PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)  Exhibits

  (3)(a) By-Laws of Registrant amended April 7, 1997. (Incorporated by reference to Exhibit 4.3 in Registrant's Form S-8 filed on April 25, 1997.)

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

  (4)(I) Eighth Amendment dated November 14, 1996 to Registrant's Loan and Security Agreement. (Incorporated by reference to Exhibit
          (4)(i) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

  (4)(j) Ninth Amendment dated February 7, 1997 to Registrant's Loan and Security Agreement. (Incorporated by reference to Exhibit
          (4)(j) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

  (4)(k) Tenth Amendment dated February 26, 1997 to Registrant's Loan and Security Agreement. (Incorporated by reference to Exhibit
          (4)(k) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

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






Date:      May 6, 1997