Form 10-Q
period 1997-06-30
LACLEDE STEEL CO /DE/
filed 1997-08-13
CIK 57187

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997

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

  Yes   X      No

     As of July 24, 1997 there were 4,056,140 shares of $.01 par value common stock outstanding.

          LACLEDE STEEL COMPANY
            AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (In Thousands Except Per Share Data)


                                         Second Quarter EndeYear to Date
                                         June 30,           June 30,
                                         1997     1996      1997     1996

Net sales                                  78,722   86,436   159,568  167,411

Costs and expenses:
     Cost of products sold                 71,180   83,245   145,050  159,303
     Selling, general and administrative    3,251    3,428     6,610    6,880
     Depreciation                           1,918    1,915     3,860    3,906
     Interest expense, net                  2,345    2,831     4,772    5,596
     Gain on sale of facility                  --       --      (987)      --
          Total costs and expenses         78,694   91,419   159,305  175,685

Earnings (loss) before income taxes            28   (4,983)      263   (8,274)

Provision (credit) for income taxes            19   (1,938)      119   (3,198)

Net earnings (loss)                             9   (3,045)      144   (5,076)


Net loss per share                          (0.02)   (0.75)    (0.01)   (1.25)

                  LACLEDE STEEL COMPANY
                     AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                          ASSETS
                      (In Thousands)


                                                          Jun. 30,   Dec. 31,
                                                          1997       1996

Current Assets:
    Cash and cash equivalents                                 136        143
    Accounts receivable, less allowances                   36,687     38,772
    Prepaid expenses                                          759        443
    Notes receivable                                        1,453         --
    Inventories:
        Finished                                           46,133     46,631
        Semi-finished                                      18,143     23,540
        Raw materials                                       5,577      5,218
        Supplies                                           14,731     14,720
        Total inventories                                  84,584     90,109

            Total Current Assets                          123,619    129,467




Non-Current Assets:
    Intangible pension asset                               13,564     14,464
    Other intangible assets                                 2,191      2,263
    Bond funds in trust                                     2,385      2,385
    Prepaid pension contributions                           5,455      5,766
    Deferred income taxes                                  47,497     47,557
    Notes receivable                                        3,537      3,600
    Other                                                   3,659      4,104
            Total Non-Current Assets                       78,288     80,139




Plant and Equipment, at cost                              238,058    245,624
    Less - accumulated depreciation                       125,403    124,120
            Net Plant and Equipment                       112,655    121,504






Total Assets                                              314,562    331,110

           LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          Jun. 30,   Dec. 31,
                                                          1997       1996

Current Liabilities:
    Accounts payable                                       43,382     41,293
    Accrued compensation                                    3,999      6,780
    Current portion of long-term debt                       2,484      2,484
    Accrued costs of pension plans                         14,711     14,049
    Other                                                   2,940      2,860
            Total Current Liabilities                      67,516     67,466


Non-Current Liabilities:
    Accrued costs of pension plans                         49,791     53,181
    Accrued postretirement medical benefits                78,682     79,782
    Other                                                   4,485      5,547
            Total Non-Current Liabilities                 132,958    138,510


Long-Term Debt:
    Bank revolving credit                                  66,841     76,126
    Bank term loan                                          3,631      5,348
    Revenue bonds                                          24,415     24,415
    Other                                                   2,000      2,000
            Total Long-Term Debt                           96,887    107,889


Stockholders' Equity:
    Preferred stock, no par value, authorized 2,000,000
      shares; issued and outstanding 416,667 shares            83         83
    Common stock, $0.01 par value, authorized 25,000,000
      shares; issued and outstanding 4,056,140 shares          41         41
    Capital in excess of par value                         59,950     60,138
    Accumulated deficit                                   (12,156)   (12,300)
    Minimum pension liability adjustment                  (30,717)   (30,717)
            Total Stockholders' Equity                     17,201     17,245



Total Liabilities and Stockholders' Equity                314,562    331,110

LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

                                                 Six Months Ended
                                                    June 30,
                                                    1997       1996

Cash flows from operating activities:
 Net earnings (loss)                                    144     (5,076)
 Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
      Depreciation                                    3,860      3,906
      Change in deferred income taxes                    60     (3,233)
      Gain on sale of facility                         (987)        --
 Changes in assets and liabilities that
    provided (used) cash, net of effects from sale of facility:
       Accounts receivable                            2,085     (5,473)
       Inventories                                    1,726      5,342
       Accounts payable and accrued expenses         (2,621)     9,596
       Accrued pension cost                           4,440      5,437
       Pension cash funding                          (5,957)    (6,609)
       Accrued postretirement medical benefits       (1,100)       250
       Other assets and liabilities                     604        151
  Net cash provided by operating activities           2,254      4,291


Cash flows from investing activities:
  Capital expenditures                                 (771)    (8,183)
  Proceeds from sale of facility                      9,319         --
  Proceeds from sale of equipment                        --      4,000
  Payment received on note from sale of facility        200         --
  Net cash provided by (used in) investing activies   8,748     (4,183)


Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit (9,285)       590
  Payments on long-term debt                         (1,717)      (716)
  Payment of financing costs                             (7)        --
  Net cash used in financing activities             (11,009)      (126)

Cash and cash equivalents:

  Net decrease during the period                         (7)       (18)
  At beginning of year                                  143        161
  At end of period                                      136        143

LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands Except Per Share Data)

                                                  6 Months       Year
                                                  Ended         Ended
                                                  Jun. 30,    Dec. 31,
                                                  1997        1996

Preferred stock
  (416,667 shares issued)
  Beginning balance                                     83          --
  Sale of convertible preferred stock                   --          83
  Ending balance                                        83          83

Common stock - $0.01 par value
  (4,056,140 shares issued)
  Beginning balance                                     41      54,081
  Reduction in par value of common stock                --     (54,040)
  Ending balance                                        41          41

Capital in excess of par value
  Beginning balance                                 60,138         247
  Sale of convertible preferred stock                   --       6,007
  Reduction in par value of common stock                --      54,040
  Dividend on convertible preferred stock             (188)       (156)
  Ending balance                                    59,950      60,138

Accumulated deficit
  Beginning balance                                (12,300)     (2,315)
  Net earnings (loss)                                  144      (9,985)
  Ending balance                                   (12,156)    (12,300)

Minimum pension liability
  Beginning balance                                (30,717)    (35,495)
  Change in period                                      --       4,778
  Ending balance                                   (30,717)    (30,717)


Total Stockholders' Equity at End of Period         17,201      17,245

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


NOTE 3 - PER SHARE DATA AND PREFERRED STOCK DIVIDENDS

   Per share amounts for 1996 and 1997 have been calculated based on weighted average shares outstanding of 4,056,140. The net loss per share in 1997 was computed by dividing the net earnings after deducting preferred dividend requirements of $94 thousand for the second quarter and $188 thousand for the first half, by the weighted average shares outstanding.

   Preferred stock dividends relate to $6.2 million of Series A Preferred Stock issued as of July 30, 1996. Dividends, payable at an annual rate equal to 6% accumulate and accrue from the date of issuance but will be payable when, as and if declared by the Company's Board of Directors. No dividend has been declared on the Series A Preferred Stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         Liquidity and Capital Resources

     In the first half of 1997 operating activities provided $2.3 million in cash. Capital expenditures were $.8 million, and contributions to Company pension plans totaled $6.0 million. Cash flow from decreases in accounts receivable and inventory of $3.8 million was primarily offset by reductions in accounts payable and accrued expenses of $2.6 million.

     In February 1997 the Company completed the sale of its electric weld structural and mechanical tubing operation, located in Benwood, West Virginia. Cash proceeds from the sale of these assets, which consist primarily of equipment and inventory, were $9.3 million.

     Long-term debt decreased by $11.0 million in the first half of 1997. Net working capital decreased by $5.9 million and the ratio of current assets to current liabilities was 1.8 to 1.0 at June 30, 1997.

     At June 30, 1997, $66.8 million in borrowings were outstanding under the Company's revolving credit facility. Amounts available under this facility were utilized early in the third quarter of 1997 to cover outstanding short-term commitments, primarily trade accounts payable.

     The Company expects to reach an agreement with its lenders for an increase in availability under the Loan and Security Agreement of approximately $15.0 million. In connection with this Agreement the Company is also seeking the approval of parties to the Solid Waste Revenue Bonds of changes in financial covenants and collateral arrangements supporting these obliga-tions. While the Company believes that these modifications, which are necessary to obtain additional financing, will be approved, there can be no assurance that the modifications will be successfully completed.

     During the balance of 1997, the Company anticipates capital expenditures of approximately $1.8 million, and contributions to pension plans of $8.3 million. Assuming that the Company is able to obtain the additional bank financing discussed above, the Company will generate sufficient cash flow to finance its 1997 liquidity requirements, including the above referenced expenditures. If the Company is unable to complete these financing arrangements, the Company's operations may not generate sufficient cash flow to finance its 1997 liquidity requirements. In such event, the Company would evaluate other methods of generating cash flow such as the sale of significant businesses or assets or other refinancing transactions. There can be no assurance, however, that any such alternative could be successfully completed.

  In the first quarter of 1997 the Company amended its Loan and Security Agreement modifying financial covenants relating to operating results and net
worth for the year 1997.   The Company anticipates an amendment of these
covenants in connection with the financing discussed above. In the event further amendment to financial covenants is necessary in the future, there can be no assurance that the Company will be able to obtain such amendment.

     The Company is also required to comply with various covenants related to limits on liabilities as defined in the Agreement for the Solid Waste Revenue Bonds and Pollution Control Revenue Bonds. At June 30, 1997 the Company was in compliance with these covenants. If the new financing arrangements discussed above are completed, the limits on liabilities contained in the Solid Waste Revenue Bonds would no longer apply. As set forth above, the Company believes the new financing arrangements will be completed. However, if such arrangements are not completed and future operations result in increases in liabilities as defined in the Agreements the Company could be in violation of these covenants. In such case, there can be no assurance that the Company can obtain an amendment to the Agreement.

     In 1996 the Company experienced higher than expected retirements from its hourly workforce at the Alton Plant. This was partially the result of restructuring of operations and early retirement incentives offered in late 1996. The evaluation of the hourly pension plan by the Company's actuaries for 1997, which is based in part on 1996 census data, has not yet been completed. Depending upon the results of this evaluation, increases in 1997 pension costs accruals, as well as funding requirements in 1998 and future years, may be necessary, and such increases could be material.

     The Company's Labor Contract covering employees at the Alton Plant expires in October 1997. Approximately 50% of the Company's hourly employees are covered by this Agreement. The Company has never experienced a work stoppage. However in the event a strike would occur, production volumes and Alton Plant efficiencies could be materially adversely affected.

     At June 30, 1997 the Company has net deferred tax assets of $47.5 million. Management currently believes that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of future tax deductions. Thus no deferred tax valuation allowance is deemed necessary.

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

 Results of Operations

     Net sales decreased by $7.8 million or 4.7% in the first half of 1997 compared to the first half of 1996, reflecting a 5.1% decrease in steel shipments offset by a 1.1% increase in the average selling price for steel products. Lower shipments are primarily a result of the sale of the Benwood electric weld structural tubing operation. The cost of products sold decreased by $14.3 million or 8.9% in the first half of 1997 compared to the first half of 1996 reflecting the decrease in tonnage shipped and the effect of cost reductions implemented in late 1996. In addition, the Company also benefited from a continuation of the productivity gains which it began to experience in most of its operations in the second half of 1996.

     Net sales decreased by $7.7 million in the second quarter of 1997 versus the 1996 second quarter, reflecting a 12.5% drop in steel shipments partially offset by a 3.4% increase in the average selling price. The decrease in volume reflects the sale of the Benwood Facility. The second quarter cost of products sold decreased by $12.1 million due to the lower volume and cost reductions and productivity improvements.

     The decrease in interest expense in the first half of 1997 is the result of the decrease in bank borrowings, offset by a slight increase in average interest rates. The gain on sale of facility in 1997 is from the sale of the Benwood Operation discussed above.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the overall demand for steel; the ability to maintain sales prices; productivity improvement programs; increases in the costs of ferrous scrap; increases in pension costs; increases in other materials and costs of production; increases in financing costs; labor relations; increased domestic or foreign steel competition; the Company's long-term profitability; and future borrowing capacity. In addition, statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those


                                      - 9 -

in the forward-looking statement, including, without limitation, the following: decline in sales prices for steel products; increases in the cost of steel scrap; failure to obtain significant benefits from the Company's completed cost reduction and productivity improvement programs; increases in pension costs and funding requirements; and increased domestic or foreign steel competition.

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

     (4)(l) Eleventh Amendment dated June 25, 1997 to the Company's Loan and Security Agreement.

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






Date: August 12, 1997