Form 10-Q
period 1997-09-30
LACLEDE STEEL CO /DE/
filed 1997-11-05
CIK 57187

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

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

    Yes   X      No

     As of October 30, 1997 there were 4,056,140 shares of $.01 par value common stock outstanding.

          LACLEDE STEEL COMPANY
            AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (In Thousands Except Per Share Data)


                                         Third Quarter Ended Year to Date
                                         September 30,      September 30,
                                         1997     1996      1997     1996

Net sales                                  85,788   83,630   245,356  251,041

Costs and expenses:
     Cost of products sold                 77,163   80,836   222,213  240,139
     Selling, general and administrative    3,329    3,658     9,939   10,538
     Depreciation                           1,922    1,924     5,782    5,830
     Interest expense, net                  2,483    2,740     7,255    8,336
     Gain on sale of facility                  --       --      (987)      --
          Total costs and expenses         84,897   89,158   244,202  264,843

Earnings (loss) before income taxes           891   (5,528)    1,154  (13,802)

Provision (credit) for income taxes           370   (2,138)      489   (5,336)

Net earnings (loss)                           521   (3,390)      665   (8,466)


Net earnings (loss) per share                0.11    (0.84)     0.09    (2.09)

                  LACLEDE STEEL COMPANY
                     AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                          ASSETS
                      (In Thousands)


                                                          Sep. 30,   Dec. 31,
                                                          1997       1996

Current Assets:
    Cash and cash equivalents                                 136        143
    Accounts receivable, less allowances                   46,626     38,772
    Prepaid expenses                                          522        443
    Inventories:
        Finished                                           46,191     46,631
        Semi-finished                                      16,691     23,540
        Raw materials                                       4,804      5,218
        Supplies                                           15,101     14,720
        Total inventories                                  82,787     90,109

            Total Current Assets                          130,071    129,467




Non-Current Assets:
    Intangible pension asset                               13,114     14,464
    Other intangible assets                                 2,155      2,263
    Bond funds in trust                                     2,385      2,385
    Prepaid pension contributions                           5,484      5,766
    Deferred income taxes                                  47,180     47,557
    Notes receivable                                        3,466      3,600
    Other                                                   3,979      4,104
            Total Non-Current Assets                       77,763     80,139




Plant and Equipment, at cost                              238,710    245,624
    Less - accumulated depreciation                       127,037    124,120
            Net Plant and Equipment                       111,673    121,504




Total Assets                                              319,507    331,110

           LIABILITIES AND STOCKHOLDERS' EQUITY



                                                          Sep. 30,   Dec. 31,
                                                          1997       1996

Current Liabilities:
    Accounts payable                                       35,577     41,293
    Accrued compensation                                    4,528      6,780
    Current portion of long-term debt                       2,356      2,484
    Accrued costs of pension plans                         14,905     14,049
    Other                                                   1,870      2,860
            Total Current Liabilities                      59,236     67,466


Non-Current Liabilities:
    Accrued costs of pension plans                         46,159     53,181
    Accrued postretirement medical benefits                77,184     79,782
    Other                                                   3,837      5,547
            Total Non-Current Liabilities                 127,180    138,510


Long-Term Debt:
    Bank revolving credit                                  82,503     76,126
    Bank term loan                                          7,629      5,348
    Revenue bonds                                          23,330     24,415
    Other                                                   2,000      2,000
            Total Long-Term Debt                          115,462    107,889


Stockholders' Equity:
    Preferred stock, no par value, authorized 2,000,000
      shares; issued and outstanding 416,667 shares            83         83
    Common stock, $0.01 par value, authorized 25,000,000
      shares; issued and outstanding 4,056,140 shares          41         41
    Capital in excess of par value                         59,857     60,138
    Accumulated deficit                                   (11,635)   (12,300)
    Minimum pension liability adjustment                  (30,717)   (30,717)
            Total Stockholders' Equity                     17,629     17,245



Total Liabilities and Stockholders' Equity                319,507    331,110

LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

                                                      Nine Months Ended
                                                      September 30,
                                                      1997       1996

Cash flows from operating activities:
 Net earnings (loss)                                      665     (8,466)
 Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities:
      Depreciation                                      5,782      5,830
      Change in deferred income taxes                     377     (5,406)
      Gain on sale of facility                           (987)        --
 Changes in assets and liabilities that
    provided (used) cash, net of effects from sale of facility:
       Accounts receivable                             (7,854)    (3,314)
       Inventories                                      3,523      6,522
       Accounts payable and accrued expenses          (11,505)    12,589
       Accrued pension cost                             7,104      7,996
       Pension cash funding                           (11,638)   (12,674)
       Accrued postretirement medical benefits         (2,598)       179
       Other assets and liabilities                       713        354
  Net cash provided by (used in) operating activities (16,418)     3,610

Cash flows from investing activities:
  Capital expenditures                                 (1,765)    (9,778)
  Proceeds from sale of facility                        9,319         --
  Proceeds from sale of equipment                          --      4,000
  Payment received on note from sale of facility        1,653         --
  Net cash provided by (used in) investing activities   9,207     (5,778)

Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit    6,377     (1,671)
  Payments on long-term debt                           (3,011)    (2,104)
  Proceeds from long-term debt                          4,079         --
  Proceeds from issuance of preferred stock                --      6,090
  Payment of financing costs                             (241)      (165)
  Net cash provided by financing activities             7,204      2,150

Cash and cash equivalents:

  Net decrease during the period                           (7)       (18)
  At beginning of year                                    143        161
  At end of period                                        136        143

LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands Except Per Share Data)

                                               9 Months              Year
                                               Ended                 Ended
                                               Sep. 30,           Dec. 31,
                                               1997               1996

Preferred stock
  (416,667 shares issued)
  Beginning balance                            $      83          $      --
  Sale of convertible preferred stock                 --                 83
  Ending balance                                      83                 83

Common stock - $0.01 par value
  (4,056,140 shares issued)
  Beginning balance                                   41             54,081
  Reduction in par value of common stock              --            (54,040)
  Ending balance                                      41                 41

Capital in excess of par value
  Beginning balance                               60,138                247
  Sale of convertible preferred stock                 --              6,007
  Reduction in par value of common stock              --             54,040
  Dividend on convertible preferred stock           (281)              (156)
  Ending balance                                  59,857             60,138

Accumulated deficit
  Beginning balance                              (12,300)            (2,315)
  Net earnings (loss)                                665             (9,985)
  Ending balance                                 (11,635)           (12,300)

Minimum pension liability
  Beginning balance                              (30,717)           (35,495)
  Change in period                                    --              4,778
  Ending balance                                 (30,717)           (30,717)


Total Stockholders' Equity at End of Period    $  17,629          $  17,245

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


NOTE 2 - BENWOOD SALE

  In February 1997, the Company sold the assets of its electric weld structural and mechanical tubing operation, located in Benwood, West Virginia. Cash proceeds from the sale of these assets, which consist primarily of equipment and inventory, totaled $10,972,000. The Company used the funds from the sale to improve its working capital position. This transaction resulted in a gain on sale of equipment of $987,000 ($592,000 after tax) recorded in February 1997.


NOTE 3 - PER SHARE DATA AND PREFERRED STOCK DIVIDENDS

  Per share amounts for 1996 and 1997 have been calculated based on weighted average shares outstanding of 4,056,140. The net earnings per share in 1997 were computed by dividing the net earnings after deducting preferred dividend requirements of $94 thousand for the third quarter and $281 thousand for the first nine months, by the weighted average shares outstanding.

  Preferred stock dividends relate to $6.2 million of Series A Preferred Stock issued as of July 30, 1996. Dividends, payable at an annual rate equal to 6%, accumulate and accrue from the date of issuance but will be payable when, as and if declared by the Company's Board of Directors. No dividend has been declared on the Series A Preferred Stock.

  Each share of Series A Preferred Stock is convertible into 4.69 shares of common stock. Fully diluted earnings per share for the third quarter of 1997 were $.09, reflecting conversion of Series A Preferred Stock. Fully diluted earnings per share for the first nine months of 1997 are not presented as the result is anti-dilutive.

The financial results for 1997 are subject to annual audit.

ITEM 2.   MANAGEMENT'S DISCUSSION & ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                 Liquidity and Capital Resources

  In the first nine months of 1997 operating activities used $16.4 million in cash. Significant expenditures included $4.5 million in contributions to Company pension plans in excess of accounting accruals, $11.5 million in reductions in accounts payable and accrued expenses, a $7.9 million increase in accounts receivable and $2.6 million in payments for postretirement medical benefits in excess of accounting accruals.

  Cash flow was provided by net earnings plus depreciation and deferred tax accruals totaling $5.9 million, and $3.5 million in inventory reductions. In addition, cash from the sale of the electric weld structural and mechanical tubing operation in the first quarter of 1997, together with collection of a related note in the third quarter totaled $11.0 million. Outstanding borrowings under the Company's Loan and Security Agreement increased by $8.7 million in the first nine months of 1997.

  Net working capital increased by $8.8 million since the end of 1996. The ratio of current assets to current liabilities was 2.2 to 1.0 at September 30, 1997.

  In the third quarter the Company reached an agreement with its lenders for an increase in availability under the Loan and Security Agreement of approximately $13.0 million, the majority of which was applied as a reduction in trade accounts payable. During the balance of 1997, the Company anticipates capital expenditures of approximately $.9 million, contributions to pension plans in excess of accounting accruals of $.5 million, and payments for postretirement medical benefits in excess of accounting accruals of approximately $1.2 million. Management believes that internally generated funds together with new banking arrangements should be adequate to finance these expenditures.

  In connection with the new bank financing discussed above, the Company amended its Loan and Security Agreement modifying financial covenants relating to operating results and net worth.
In the event further amendment to financial covenants is necessary in the future, there can be no assurance that the Company will be able to obtain such amendment.

  The Company is also required to comply with various covenants related to limits on liabilities as defined in the Pollution Control Revenue Bonds. At September 30, 1997 the Company was in compliance with these covenants. As part of the modifications to the Loan and Security Agreement previously mentioned, the Company received the approval of parties to the Solid Waste Revenue Bonds of changes in financial covenants and collateral arrangements supporting these obligations. Because of these changes, limits on liabilities contained in that Agreement no longer apply.

  In 1996 the Company experienced higher than expected retirements from its hourly workforce at the Alton Plant. This was partially the result of restructuring of operations and early retirement incentives offered in late 1996. In addition in October 1997 the Company negotiated a new Labor Agreement for hourly employees at the Alton Plant, which includes an increase in pension benefits. Despite the negative effect which these factors have on pension costs, the Company does not anticipate an increase in required plan contributions in 1998. A planned change in the actuarial method of recognizing gains in the market value of pension plan assets will have a favorable impact on 1998 funding requirements, which should approximate the 1997 level. Current actuarial projections indicate that if the Company continues to make its required minimum quarterly contributions, the Plan's funded percentage will increase and future minimum funding requirements will decline somewhat from 1997 and 1998 levels. Under the new actuarial method with respect to the market value of pension plan assets, however, any material decrease in the market value of pension plan assets could have a material adverse effect on the Company's future pension funding requirements.

  At September 30, 1997 the Company has net deferred tax assets of $47.2 million. Management currently believes that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of future tax deductions. Thus no deferred tax valuation allowance is deemed necessary.

  The Company will continue to monitor and evaluate its deferred tax assets and the need for a deferred tax valuation allowance. In the event a deferred tax valuation allowance is required in the future, amendment of financial covenants in the Company's Loan and Security Agreement, as well as its Pollution Control Revenue Bond Agreement, may be required. There can be no assurance that the Company will be able to obtain such amendments.
                      Results of Operations

  Net sales decreased by $5.7 million or 2.2% in the first nine months of 1997 compared to the first nine months of 1996, reflecting a 4.2% decrease in steel shipments offset by a 2.2% increase in the average selling price for steel products. Lower shipments are primarily a result of the sale of the Benwood electric weld structural tubing operation. The cost of products sold decreased by $18.0 million or 7.5% in the first nine months of 1997 compared to the first nine months of 1996 reflecting the decrease in tonnage shipped, the effect of cost reductions implemented in late 1996, and lower costs for the Company's basic raw material, ferrous scrap. The Company also continued to benefit from the productivity gains which it began to experience in most of its operations in the second half of 1996.

  Despite a 2.1% decrease in overall shipping volume, net sales increased by $2.2 million in the third quarter of 1997 versus the 1996 third quarter. This reflects a 4.3% increase in average selling prices and an improved product mix. The improvement in product mix represents increases in shipments of higher margin continuous weld pipe and oil tempered wire. As a result of the sale of the Benwood Facility there were no shipments of lower margin electric weld structural tubing. The third quarter cost of products sold decreased by $3.7 million, primarily due to cost reductions and productivity improvements and lower ferrous scrap costs.

  The decrease in interest expense in the first nine months of 1997 is the result of the decrease in average bank borrowings, offset by a slight increase in average interest rates. The gain on sale of facility in 1997 is from the sale of the Benwood Operation discussed above.

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

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

  (3)(a)  Registrant's Certificate of Incorporation as restated
          October 28, 1996.  (Incorporated by reference to
          Exhibit (3) in Registrant's Quarterly Report on Form
          10-Q for September 30, 1996.)

  (3)(b)  By-Laws of Registrant amended April 7, 1997.
          (Incorporated by reference to Exhibit 4.3 in Registrant's Form S-8 filed on April 25, 1997.)

  (4)(a)  Registrant's Loan and Security Agreement dated as of
          September 7, 1994 amended and restated as of August 20, 1997.

          (b)  Reports on Form 8-K.

          Form 8-K reporting on Item 1 - Change in Control of
          Registrant under a Purchase Agreement dated as of September 26, 1997 was filed on October 3, 1997.

          Form 8-K reporting on Item 1 - Change in Control of
          Registrant filed on October 14, 1997 reporting that on October 8, 1997 the Company appointed three of Birmingham Steel's executive officers to the Board of Directors of the Company.

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






Date:     November 5, 1997