Form 10-K
period 1997-12-31
LACLEDE STEEL CO /DE/
filed 1998-03-31
CIK 57187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
            Washington, D. C.  20549
                    FORM 10-K


 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended     December 31, 1997
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

     At the date of filing of this report there were 4,056,140 shares of $.01 par value common stock outstanding. At February 20, 1998 the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $7,299,000.

      Documents Incorporated by Reference

                      NONE


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

     The Company is one of three full-line domestic producers of continuous weld pipe in the United States. In addition, the Company believes it is an important North American producer of oil tempered wire, which is used for applications such as mechanical springs and overhead garage door springs. Oil tempered wire has metallurgical properties that typically command a price premium over commodity grades of wire, and therefore produces higher profit margins. The Company's manufactured and imported chain products give it a significant position in the truck and automobile tire chain and the hardware and industrial chain markets. The Company's special quality bars are primarily sold to forgers for finishing into a variety of products.

     The Company produces semi-finished steel at its Alton, Illinois Plant. With the completion of a Ladle Furnace facility in the second quarter of 1996 the Company now produces all of its steel by the more efficient continuous cast method. Annual steelmaking capacity is estimated at 780,000 net tons. Through 1995, the Alton Plant had supplied nearly all of the semi-finished steel used to finish products at the Company's downstream facilities. The Company began purchasing rods for its two wire mills and the welded chain operations in the second quarter of 1996. Over the last twelve years the Company has acquired or leased five additional finishing facilities, constructed a new finishing facility and relocated much of its labor-intensive work to lower cost labor areas. On February 10, 1997 the Company sold the assets of its electric weld structural tubing operation located in Benwood, West Virginia. Sales of structural tubing accounted for approximately 6% of consolidated net sales in 1996.

     At December 31, 1996 Ivaco Inc. of Montreal, Canada owned 2,018,650 shares of the Company's common stock or 49.8% of the total number of shares outstanding. On September 26, 1997, a subsidiary of Ivaco Inc. sold one-half of the Ivaco investment in the Company to Midwest Holdings, Inc., a wholly-owned subsidiary of Birmingham Steel Corporation ("Midwest Holdings"). The securities of the Company sold consisted of 1,009,325 common shares and 183,334 shares of the Company's Series A preferred stock. The preferred shares are convertible into 859,834 common shares of the Company. The transaction was effected through the sale of a wholly-owned subsidiary of Ivaco which contained such shares to Midwest Holdings. In connection with the transaction Ivaco, among other things, gave Midwest Holdings the voting rights on Ivaco's remaining investment in the Company's common stock and, in any additional common stock Ivaco may own as a result of the conversion of Ivaco's remaining Series A preferred stock, subject to certain limitations. In addition, Ivaco agreed not to sell any portion of its remaining investment in the Company prior to September 24, 1998 and has provided Midwest Holdings with a limited right of first refusal with respect to such interests until September 24, 2002. At December 31, 1997 Birmingham Steel Corporation and affiliates owned 1,029,325 shares of the Company's common stock or 25.4% of the total number of shares outstanding and Ivaco Inc. owned 1,009,325 shares or 24.9% of the outstanding shares.

     (b)  Financial Information
     The following table sets forth certain financial information relating to Registrant's operations:

                                   Year Ended December 31,
(Thousands of Dollars)        1997          1996          1995

Net Sales                   $325,029      $335,381      $320,350

Net Loss                    $ (3,007)     $ (9,985)     $(10,137)

Identifiable Assets         $313,820      $331,110      $349,778


     (c)  Description of Business
     The following table lists the Company's wide range of steel products:

Pipe and Tubular Products:    Continuous Weld Pipe
                              - A53 Standard and Extra Heavy
                              - API 5L Line Pipe
                              - Coupling Stock
                              - Fence Pipe
                              - Rigid Conduit Shells

Hot Rolled Products:          Carbon and Alloy SBQ Bars
                              Forging Billets
                              Special Shapes
                              Special Processing

Wire Products:                Cold Drawn Wire
                              - High Carbon
                              - Low Carbon

                              Heat Treated Wire
                              - Carbon Oil Tempered
                              - Alloy Oil Tempered
                              - Annealed

Chain:                        Welded Chain

     The following table presents, for the years indicated, the percentage of the Company's total sales by product class:

     Product             1997      1996      1995

     Pipe and tube       38.0%     41.1%     40.8%

     Hot Rolled          37.8      35.1      34.7

     Wire                14.8      13.6      16.4

     Chain                9.4      10.2       8.1

     Total               100%      100%      100%

     Pipe and Tubular Products. The Company's tubular products consist primarily of continuous butt weld ("CBW") pipe which is sold in the U.S. and Canada to distributors and manufacturers. Pipe products are produced and finished at the Company's Alton and Fairless Hills, Pennsylvania Plants and finished at the Vandalia, Illinois Facility. Prior to 1993, the majority of the Company's CBW pipe was finished at the Alton Plant or at the Fairless Facility, as discussed below. While semi-finished pipe continues to be produced at the Alton Plant, in 1993 the Company moved the majority of the Alton Plant's finishing operations to the Company's new Vandalia Facility. By the end of 1993, the majority of CBW pipe was no longer finished at the Alton Plant. In February 1997 the Company sold the assets of its electric resistance weld tubing operation located in Benwood, West Virginia. This product accounted for approximately 6% of consolidated net sales in 1996.

     The Company is one of only three full line producers of CBW pipe in the United States, due in part to the Company's long-term lease from former competitor USX Corporation of its pipe manufacturing facilities at the Fairless Facility.

     In 1996 the Company completed the planned modifications to the Melt
Shop at the Alton Plant by installation of a Ladle Furnace Facility that allowed the Company to shift the remaining portion of its steel production used in pipe making from the ingot process to the more efficient continuous cast method.

     Hot Rolled Products. The Company's hot rolled products are produced at the Alton Plant and consist primarily of special quality ("SBQ") bars sold to manufacturers to be cold drawn or forged.

     Wire Products. The Company is a major manufacturer of wire products. These products include high and low carbon wire, oil tempered wire, and annealed wire. The Company believes it is an important participant in the oil tempered wire market. Wire products are currently manufactured and finished at the Company's
Memphis, Tennessee and Fremont, Indiana Facilities. The Fremont Facility is the Company's stand-alone oil tempered wire plant which the Company believes to be a state-of-the-art facility. The Fremont Plant has begun producing oil tempered wire for automobile suspension springs and for brake springs. This is a recently developed new product which is expected to have a positive effect on profitability.

     Chain Products. Laclede Chain, one of the Company's wholly owned subsidiaries, produces welded chain and also imports a significant amount of chain for resale. Laclede Chain generated in excess of $30 million in sales in 1997, approximately 47% of which was attributable to sales of anti-skid devices for trucks and automobiles. The balance of the Company's chain products sales is in the hardware and industrial chain business.

     At December 31, 1997 and 1996 the Company had a sales backlog of over $30 million. This backlog does not have significant seasonal variation. Long-term sales commitments do not represent a significant portion of the business.

     Research and development activities of the Company have not been material.

     The Company manufactures steel from steel scrap generated in the course of its steel production and purchased in the open market from numerous scrap suppliers. Since it does not produce its own raw materials, the Company is subject to the fluctuation in prices and availability of scrap. See Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for additional discussion.

     The Company's business strategy has been to modernize its basic steelmaking facilities at the Alton Plant while growing and modernizing its lower cost, downstream finishing facilities. In the months ahead management will be reviewing all of the operations to develop a plan to improve the long-term profit- ability of the Company and maximize our cash flow. The Company will also be exploring alternatives to strengthen the balance sheet of the Company.

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

     In 1996 the Company completed a planned restructuring of the steelmaking facilities at the Alton Plant. The Company's Ladle Furnace Facility became operational in the second quarter of 1996 and all steel is now produced using the more efficient continuous cast method. In connection with this restructuring, the Company shut down its Blooming Mill and Rod Mill operations. The shutdown of these facilities, together with the move to 100% continuous cast steel, have resulted in more efficient operations at the Alton Plant. In 1996 the Company began purchasing the rod requirements for its wire operations on the open market resulting in reduced costs and improved quality.

     In February 1997, the Company sold the assets of its electric weld structural and mechanical tubing operation, located in Benwood, West Virginia. After collection of a related note receivable, cash proceeds from the sale of these assets, which consist primarily of equipment and inventory, totaled approximately $11.0 million. The Company used the funds from the sale to improve its working capital position. Sale of these assets did not affect the Company's primary tubular business, continuous weld pipe.

     Capital Improvements. While the Company has expanded and improved its downstream finishing facilities, it has also completed important capital improvements to the steelmaking operations at the Alton Plant. The primary objective of these improvements was to substantially reduce production costs and provide access to new markets. For further information and for discussion of future capital expenditure plans, please refer to MD&A.

     Competition

     The Company believes that the principal competitive factors affecting its business are price, quality and customer service. Price sensitivity in markets for the Company's products is driven by competitive factors and the cost of steel production.

     Domestic. The Company faces competition from regional mini-mill companies and fully integrated steel mills, and such competition can be expected to continue. Moreover, the addition of new sheet capacity in the industry has had and will continue to have a favorable impact on production costs of the Company's tubular product competitors. The Company also expects increased competition in its bar product business as announced increases in capacity materialize.

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

     In December 1997, the Company idled its High Temperature Metal
Recovery facility ("HTMR") after the facility became inoperable due to an accident. This facility was used to dispose of the Company's EAF dust generated in the Alton Facility. During 1998, management plans to dispose of the EAF dust through alternative methods. Management plans to evaluate the HTMR facility periodically to determine the economic feasibility of repairing and operating the unit.

     Employees. As of December 31, 1997, the Company employed approximately 1,475 employees, 300 of whom are classified as management, administrative and sales personnel.

     The Company's 685 hourly employees at the Alton Plant are covered by a collective bargaining agreement that expires in September of 2001. None of the Company's other employees are covered by a collective bargaining agreement.
The Company has never experienced a strike, and it believes that its relations with its employees are good. The compensation for the majority of the Company's employees is based partially on productivity in accordance with various incentive plans.

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

     Item 4.   Submission of Matters to a Vote of Security Holders.

     At the annual meeting of the stockholders held on December 16, 1997 the following directors were elected:

          Name                       Number of Votes

     Joseph Alvarado                    3,722,425
     Robert A. Garvey                   3,722,875
     Michael H. Lane                    3,719,818
     William R. Lucas, Jr.              3,722,425
     Wayne P. E. Mang                   3,722,425
     John B. McKinney                   3,719,368
     Philip R. Morgan                   3,723,675
     Robert H. Quenon                   3,722,211
     George H. Walker III               3,721,361

                     PART II

     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

     Laclede's common stock is traded on the NASDAQ National Market System and the symbol is LCLD. As of January 1998 there were approximately 550 stockholders of record.

     Market
     Price Range              1997                   1996
     Quarter            High        Low         High        Low

       First          $ 5         $ 3-1/8     $ 8        $ 5-1/2
       Second           4-5/8       3-5/8       8-1/4      5-3/8
       Third            5-3/16      3-1/2       6-3/8      4
       Fourth           6           3-7/8       4-1/2      2-3/4


     Dividends Per
     Share Paid on
     Common Stock            1997                  1996
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




                      - 9 -
     Item 6.   Selected Financial Data.

                       Five-Year Financial Summary

                           (In Thousands of Dollars Except Per Share Data)

                                    1997        1996        1995        1994       1993
Net Sales                         $325,029    $335,381    $320,350    $341,289   $328,766
Earnings (Loss) Before Cumulative
 Effect of Change in Accounting
 Principle*                       $ (3,007)   $ (9,985)   $(10,137)   $  4,462   $  3,107
Net Earnings (Loss)*              $ (3,007)   $ (9,985)   $(10,137)   $  4,462   $(43,436)
Basic and Diluted Net
 Earnings (Loss) per share*       $  (0.83)   $  (2.50)   $  (2.50)   $   1.10   $ (10.71)
Other Financial Data
  Total assets                    $313,820    $331,110    $349,778    $343,251   $349,814
  Working capital                   55,899      62,001      87,759      88,906     88,833
  Capital expenditures               3,016      10,726      13,847      14,747     12,782
  Long-term debt                   109,157     107,889     118,791     100,801    100,926
  Stockholders' equity              21,101      17,245      16,518      53,743     42,590
  Stockholders' equity per share  $   5.20    $   4.25    $   4.07    $  13.25   $  10.50
  Cash dividends per share        $     --    $     --    $     --    $     --   $     --


* Includes restructuring, asset impairment and other charges which reduced net earnings in 1996 by $1.0 million or $.24 per share and in 1995 by $11.4 million or $2.81 per share.


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating Results 1995 to 1997

     The net loss for 1997 was $3.0 million. In the first quarter of 1997 the Company realized an after-tax gain of $.6 million on the sale of its Benwood Facility.

     The net loss for 1996 was $10.0 million which included a $1.6 million ($1.0 million after tax) charge for an early retirement incentive in the fourth quarter discussed in Notes 5 and 6 to the Consolidated Financial Statements.

     Net earnings for 1995 were $1.3 million before the effect of restructuring, asset impairment and other charges described in Note 6 to the Consolidated Financial Statements. The net loss for 1995 was $10.1 million after deducting the $11.4 million after-tax effect of the special charges.

     The change in net sales for the last three fiscal years is analyzed as follows:
                                  (In Thousands)
                 1997 Vs. 1996  1996 Vs. 1995  1995 Vs.1994

Increase (Decrease)
 in net sales            $(10,352)      $ 15,031       $(20,939)
Comprised of:
  Increase (Decrease)
    in volume            $(13,107)      $ 32,192       $(24,788)
  Increase (Decrease)
    in price             $  2,755       $(17,161)      $  3,849

     In 1997 net sales decreased by $10.4 million compared to 1996 reflecting a 3.4% decrease in steel shipments and an overall increase in sales prices. Lower shipments are primarily a result of the sale of the Benwood electric weld structural tubing operation. The overall increase in sales prices reflects an improved product mix in shipments of continuous weld pipe and higher prices for oil tempered wire. SBQ bar prices, which began to decline in 1995, remained at lower levels throughout 1997.

     Cost of products sold decreased by $17.4 million in 1997 versus 1996 reflecting the 3.4% decline in shipments, the effect of cost reductions implemented in late 1996, and lower costs for the Company's basic raw material, ferrous scrap. The Company also continued to benefit from the productivity gains which it began to experience in most of its operations in the second half of 1996.

     The Company's 1997 fourth quarter results, however, were affected by negotiations with the Steelworkers' Union for a new contract at the Alton Plant.
During the first half of October hourly employees at the Alton Plant worked without a contract while the Company continued negotiations with the Union. During the period significant non-recurring expenses were incurred in preparation for a potential strike. While the Company and the Union were able to reach an agreement without a work stoppage, the uncertain situation contributed to poor productivity in October. In the fourth quarter of 1997 the Company also recorded inventory write-downs of $3.4 million, primarily related to tubular products and semi-finished steel. This adjustment, which reduces the carrying cost to estimated net realizable value, was based on a review of year-end inventory.

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

     In 1995 scrap prices were 3.4% higher than 1994. In 1996 and 1997 scrap prices declined, with average scrap prices in 1997 about 4% lower than 1995.

     In addition to demand for steel, there are other factors affecting the supply of scrap that could be considered structural changes, including the growth in electric furnace production which is almost totally dependent on ferrous scrap as a raw material.

     In the first half of 1995, the Company was able to recover the increased scrap costs through higher selling prices for its products. In the second half of 1995 and in 1996, declining sales prices had a negative impact on product margins.

     In December 1995 a decision was made leading to a restructuring of the steelmaking facilities at the Alton Plant. As a result of this decision, accounting charges totaling $9.8 million after taxes were recorded in the fourth quarter of 1995. These charges, which are primarily non-cash in nature, include recognition of impairment loss for equipment, retirement costs for affected employees, and adjustments of rod and wire inventories to market value.

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

     The Company's Ladle Furnace Facility became operational in the second quarter of 1996 and all steel is now produced using the more efficient continuous cast method. The Company ceased production of rods, and began purchasing requirements for its wire operations on the open market, at a significant reduction in costs.

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

     Selling, general and administrative expenses were lower in 1997 primarily as a result of reductions in the salaried workforce.

     The 1997 decrease in interest expense is due to a decrease in average borrowings outstanding. The increase in interest expense in 1996 over 1995 reflects an increase in the average borrowings outstanding and a slightly higher average rate of interest.

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

Divisions and Subsidiaries

     The Company operates a cold drawn wire mill in Memphis, Tennessee and an oil tempered wire facility in Fremont, Indiana. In 1998 the Fremont Plant expects to increase its production of certain higher grades of oil tempered wire, utilizing technology developed in connection with the project to produce wire for suspension springs.

     The Company's wholly-owned subsidiary, Laclede Chain Manufacturing Company, operates a manufacturing plant in Maryville, Missouri and a warehouse and sales operation in Portland, Oregon. The Laclede Chain operation made a significant contribution to consolidated earnings in the fourth quarter of 1996.
Fourth quarter 1997 results for Laclede Chain were substantially below expectations. This is a direct result of unusually mild weather in the Northwest in November and December, and its impact on traction chain sales.

     Under an agreement with USX Corporation the Company leases the Pipe Mill Operations located at the Fairless Works in Bucks County, Pennsylvania. Shipments of continuous weld pipe from the Fairless Plant represented 36% of tubular products sales in 1997.

     The Company also operates a tubular finishing plant in Vandalia, Illinois. The Vandalia facility processes semi-finished pipe produced at the Alton Pipe Mill. Shipments of continuous weld pipe from the Vandalia Plant represented 44% of tubular products sales in 1997.

Liquidity and Capital Resources

     In the year 1997 operating activities used $8.5 million in cash. This compares to 1996 when $11.8 million was provided, reflecting a large decrease in inventories and an increase in accounts payable. Contributions to Company pension plans totaled $14.7 million in 1997, $15.0 million in 1996 and $11.3 million in 1995. In 1995 operating activities used $4.9 million in cash. Significant expenditures also included capital expenditures of $3.0 million in 1997, $10.7 million in 1996 and $13.8 million in 1995.
     In February 1997 the Company completed the sale of its electric weld structural and mechanical tubing operation, located in Benwood, West Virginia. After collection of a related note receivable, cash proceeds from the sale of these assets, which consisted primarily of equipment and inventory, were approximately $11.0 million. Net working capital decreased by $6.1 million during the year and the ratio of current assets to current liabilities was 1.8 to 1.0 at December 31, 1997.

     In the third quarter of 1997 the Company reached an agreement with its lenders for an increase in availability under the Loan and Security Agreement of approximately $13.0 million, the majority of which was applied as a reduction in trade accounts payable.

     The Company has periodically amended its Loan and Security Agreement to modify financial covenants relating to operating results and net worth. The most recent amendment was effective March 27, 1998. In the event further amendment to financial covenants is necessary in the future, there can be no assurance that the Company will be able to obtain such amendment.

     The Company is also required to comply with various covenants related to limits on liability as defined in the Pollution Control Revenue Bonds. At December 31, 1997, the Company was in compliance with these covenants. As part of the modifications to the Restated Loan and Security Agreement previously mentioned, in 1997 the Company received the approval of parties to the Solid Waste Revenue Bonds to eliminate certain negative financial covenants contained therein and to substitute therefore certain collateral. Subsequent to that substitution, the only remaining negative financial covenant with respect to the Solid Waste Revenue Bonds is that the Company may not without the prior written consent of the Issuer of the Bonds (i) borrow from its subsidiary, Laclede Chain Manufacturing Company, or (ii) take cash advances from Laclede Chain Manufacturing Company, except to the extent that the aggregate principal amount of all such borrowings and cash advances at any one time do not exceed $7.0 million. Collateral granted to the Trustee of the Solid Waste Revenue Bonds for the benefit of the bondholders consists of (i) all of the issued and outstanding shares of Laclede Chain Manufacturing Company and
(ii) all of Laclede Chain Manufacturing Company's machinery and equipment now owned or thereafter acquired. As of December 31, 1997, the Company is in compliance with the remaining negative covenant contained in the Solid Waste Revenue Bonds.

     During 1998 the Company anticipates capital expenditures of approximately $6.0 million, and contributions to pension plans of $13.6 million. Assuming that the Company is able to (i) maintain its existing level of sales, (ii) avoid sales price decreases and (iii) capture savings from productivity improvements, the Company will generate sufficient cash flow to finance its 1998 liquidity requirements including the above referenced expenditures. If the Company is unable to maintain its existing level of sales and current pricing or if the Company's productivity improvements fail to produce positive financial results, the Company may not generate sufficient cash flow to finance its 1998 liquidity requirements. In such event, the Company would evaluate other methods of generating cash flow such as the sale of significant businesses or assets and refinancing transactions. There can be no assurance, however, that any such alternative could be successfully completed.

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

     The Company, however, has postponed the Rights Offering until it improves its operating results. In this regard the Company implemented a number of cost reduction and productivity improvement programs that improved 1997 results, and continues to study cost reduction options. The Company does not presently intend to proceed with the Rights Offering until operating results have reached satisfactory levels and a long-term strategic plan has been developed. There can be no assurance when or if the Company will proceed with a Rights Offering.

     At December 31, 1997, $76.5 million in borrowings were outstanding under the Company's revolving credit facility, and unused availability totaled $5.2 million. Amounts available under this facility were utilized early in the first quarter of 1998 to cover outstanding short-term commitments, primarily trade accounts payable.

     In 1996 the Company experienced higher than expected retirements from its hourly workforce at the Alton Plant. This was particularly the result of restructuring of operations and early retirement incentives offered in late 1996. In addition in October 1997 the Company negotiated a new Labor Agreement for hourly employees at the Alton Plant, which includes an increase in pension benefits. Despite the negative effect which these factors have on pension costs, the Company does not anticipate an increase in required plan contributions in 1998. A planned change in the actuarial method of recognizing gains in the market value of pension plan assets will have a favorable impact on 1998 funding requirements, which should approximate the 1997 level. Current actuarial projections indicate that if the Company continues to make its required minimum quarterly contributions, the Plan's funded percentage will increase and future minimum funding requirements will decline somewhat from 1997 and 1998 levels. Under the new actuarial method with respect to the market value of pension plan assets, however, any material decrease in the market value of pension plan assets could have a material adverse effect on the Company's future pension funding requirements. There can be no assurance that the Company could fund such requirements.

     As discussed in Note 3 to the Consolidated Financial Statements, at December 31, 1997 the Company has net deferred tax assets of $45.4 million.

     For tax purposes, the Company had available as of December 31, 1997, net operating loss ("NOL") carryforwards for regular federal income tax purposes of approximately $68,100,000. These NOL carryforwards expire as follows:

               2008      $ 7,600,000
               2009          900,000
               2010       14,900,000
               2011       27,200,000
               2012       17,500,000

     Additionally, in conjunction with the Alternative Minimum Tax Rules ("AMT"), the Company had available AMT credit carryforwards of approximately $2,500,000, which may be used indefinitely to reduce regular federal income taxes.

     Management believes that it is more likely than not that all of the NOL carryforwards will be utilized prior to their expiration. The NOL carryforwards, as well as the existing deductible temporary differences, with the exception of differences relating to the minimum pension liability adjustment and the postretirement benefits, are largely offset by the existing taxable temporary differences relating to accelerated depreciation which will reverse within the carryforward period. Furthermore, any recorded deferred tax assets associated with these future tax benefits which would not be offset by the reversal of the accelerated depreciation are expected to be realized by the achievement of future profitable operations. The Company experienced profitable operations in 1993, 1994 and 1995, exclusive of nonrecurring/unusual charges in connection with restructuring and modifying the operations of the Company. While the Company experienced significant operating losses in 1996, management believes 1997 would have been a profitable year were it not for the unanticipated losses associated with the union contract negotiations, the related decrease in productivity in the periods surrounding the termination of the contract and the year-end inventory write-offs. Additionally, management currently expects operations in 1998 to return to profitability.

     The Company operates in a highly cyclical industry and consequently has had a history of generating operating profits over an average business cycle despite periods of operating losses within a cycle. Consequently, the Company has had a history of generating NOL carryforwards and then utilizing such NOL carryforwards to reduce regular income taxes in future periods. During the period 1981 to 1984 the Company utilized $2,700,000 of NOL carryforwards to reduce federal income taxes. Thus, management believes that no valuation allowance is necessary for these deferred tax assets at this time.

     The Company has recorded deferred tax benefits associated with postretirement obligations and additional minimum pension liabilities of approximately $45,000,000 as of December 31, 1997. The Company should have deductible differences for tax purposes which greatly exceed the corresponding deductions for financial reporting purposes in future years. These liabilities, which are based on actuarial calculations, are expected to be paid and deductible over the remaining lives of current and retired employees. Any tax losses in future years associated with these deductible payments will be subject to the 15-year NOL carryforward period provided under current tax law. Because of the extremely long period of time that is available to realize these future tax benefits, a valuation allowance for these deferred tax assets is not deemed necessary.

     In making these determinations regarding the ultimate realization of the deferred tax assets, the Company is governed by the provisions of FAS 109, which requires that when management is relying on future taxable income to support the position that no valuation allowance is necessary, projections of future operations must be substantially based on historical operating results, as adjusted for unusual/nonrecurring items. Management believes the Company-wide cost reductions and productivity improvements implemented in the last two years will return the Company to profitability in 1998. However, if operating losses should occur in fiscal 1998, it would represent the fourth successive loss year on an unadjusted basis, and under the provisions of FAS 109, a valuation allowance would likely be required and such valuation allowance would possibly be required on the entire deferred tax asset of $45,400,000. A valuation allowance of this magnitude would eliminate the Company's net worth and under the current Bank Loan and Security Agreement, result in a violation of the Company's net worth covenant in such agreement.

     Under Section 382 of the Internal Revenue Code of 1986, as amended, if the percentage of stock (by value) of a corporation (the "Loss Corporation") that is owned by one or more "five-percent shareholders" has increased by more than 50 percentage points over the lowest percentage of stock owned by the same shareholders during a three year testing period (an "Ownership Change"), the use of pre-ownership change net operating losses of the Loss Corporation following such Ownership Change will be limited based on the value of the Loss Corporation immediately before the Ownership Change occurs (a "Section 382 Limitation"). As of December 31, 1997, the Company had a deferred tax asset of approximately $30,000,000 related to net operating loss and alternative minimum tax carryovers. Although the Company believes that the transactions consummated pursuant to the Purchase Agreement between Ivaco and Birmingham Steel on September 26, 1997 should not result in an Ownership Change, future transactions involving persons who are not or who during the ensuing thirty-six month period become "five-percent shareholders" as defined in Section 382 may trigger an Ownership Change. If such an Ownership Change occurs, the Company's use of its existing net operating loss carryovers at such time will be subject to a Section 382 Limitation based on the value of the Company on the date of such an Ownership Change. Depending on the size of such net operating loss carryovers at such time the limitation could have a material adverse effect on the Company's financial statements.

Year 2000 Matters

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     In 1996, the Company initiated a conversion from existing accounting software to programs that are year 2000 compliant. Management believes that the year 2000 issue will not pose significant operational problems for its computer systems. As a result, all costs associated with this conversion are being expensed as incurred and are not expected to have a material adverse effect on the results of operations. The conversion is expected to be completed in 1998.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-K, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the overall demand for steel; statements regarding the ability to maintain sales prices; statements regarding productivity improvement programs; statements regarding the Company's profitability; statements regarding future borrowing capacity; and statements regarding future pension funding requirements. In addition, statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC are intended to identify forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-Q and 8-K and further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in sales prices for steel products; increases in the cost of steel scrap; failure to obtain significant benefits from the Company's cost reduction and productivity improvement programs; increased domestic or foreign steel competition and decreases in the market value of the Company's qualified pension plan assets.

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

                      NONE

                    PART III

     Item 10.  Directors and Executive Officers of the Company.

     (a) Certain information with respect to each of the directors of the Company is set forth below, including any positions they hold with the Company and their business experience the past five years:

Name, Age, Other Positions with the Company,         Served as
Principal Occupation and Directorships of            a Director
Other Companies                                         Since

Joseph Alvarado, 45. . . . . . . . . . . . . . .       1997
     Executive Vice President-Commercial of
     Birmingham Steel Corporation ("Birmingham
     Steel") (mini-mill steel producer) (1997 to date); President, Inland Steel Bar
     Company (steel bar producer) (1995 to 1997);
     Vice President & General Manager-Sales &
     Marketing, Inland Steel Bar Company (1988 to 1994).

Robert A. Garvey, 60. . . . . . . . . . . . . .        1997
     Chairman of the Board and Chief Executive
     Officer of Birmingham Steel (mini-mill steel producer) (January 5, 1996 to date); President of North Star Steel (1984 to 1996). Director of Birmingham Steel.

Michael H. Lane, 55 . . . . . . . . . . . . . .        1997
     Vice President-Finance, Treasurer and Secretary of the Company (January 1983 to date).

William R. Lucas, Jr., 42 . . . . . . . . . . .        1997
     Executive Vice President-Administration and
     General Counsel of Birmingham Steel (mini-mill steel producer) (1996 to date); Executive
     Vice President & General Counsel of Birmingham
     Steel (1995-1996); Managing Partner of Lightfoot,
     Franklin, White & Lucas (law firm) (1990 to
     1995).

Wayne P. E. Mang, 60  . . . . . . . . . . . . .        1997
     President and Chief Operating Officer, Russel
     Metals (steel product processor and
     distributor) (1982 to 1997). Director of Wainbee Ltd. and Maverick Tube Corporation.

Name, Age, Other Positions with the Company,         Served as
Principal Occupation and Directorships of            a Director
Other Companies                                         Since

Philip R. Morgan, 49  . . . . . . . . . . . . .        1997
     President and Chief Executive Officer,
     Morgan Construction Company (supplier of steel rolling mill technology and equipment)
     (1986 to date).

Robert H. Quenon, 69  . . . . . . . . . . . . .        1992
     Mining Consultant (1991 to date); Chairman of the Board, Federal Reserve Bank of
     St. Louis (1993 to 1995); Chairman (1990 to 1991) and President and Chief Executive
     Officer (1983 to 1990) of Peabody Holding
     Company, Inc. (coal mining and sales);
     Director of Ameren Corporation and Newmont
     Gold Co.

George H. Walker III, 66  . . . . . . . . . . .        1990
     Chairman of the Board, Stifel Financial
     Corp. (investment banking firm) and its
     principal subsidiary, Stifel, Nicolaus &
     Company, Incorporated (stock brokerage
     firm) (1979 to date); Director of Laidlaw
     Corp. and EAC Corporation

     The executive officers of the Company and their ages are as follows:

     Name           Age            Position

John B. McKinney         65    President, Chief Executive
                               Officer and Director-Retired
                               in February 1998

Thomas E. Brew, Jr.      55    President and Chief
                               Executive Officer effective
                               February 26, 1998

Michael H. Lane          55    Vice President-Finance,
                               Treasurer and Secretary

J. William Hebenstreit   52    Vice President-Operations

Larry J. Schnurbusch     51    Vice President-Administration

H. Bruce Nethington      56    Vice President-Human
    Resources


     John B. McKinney was elected President and Chief Executive Officer of the Company in January 1983. Mr. McKinney was a director of the Company from 1981 until he retired in February 1998.

     Thomas E. Brew, Jr. of Argus Management Corporation was elected
President and Chief Executive Officer by the Board of Directors on February 26, 1998. Mr. Brew has been Executive Vice President of Argus Management Corporation (a consulting firm) since July 1997. From November 1994 until July 1997 Mr. Brew was President, CEO and Chairman of the Board of Directors of Kurzweil Applied Intelligence, Inc. (a software development company). Prior to 1994 Mr. Brew served as Executive Vice President of Argus Management Corporation.

     Michael H. Lane was elected Vice President-Finance, Treasurer and Secretary of the Company in 1983. Mr. Lane was elected to the Board of Directors in 1997.

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

     H. Bruce Nethington was elected Vice President-Human Resources in 1993. Prior to 1993, he served as Director of Industrial Relations of the Company.

     Item 11.  Executive Compensation.

     The following table presents summary information concerning compensation for services rendered to the Company during each of the last three fiscal years by those persons who at December 31, 1997 were the Chief Executive Officer and the other executive officers.

           Summary Compensation Table

                                Annual Compensation
                                                    Other Annual  All Other
 Name and                               Bonus       Compensation  Compensation
Principal Position    Year   Salary($)   ($)(1)     ($)(2)        ($)(3)

John B. McKinney(4)   1997   $364,500     $   --        $ 29,025  $39,761
President and Chief   1996    364,500         --         288,923  39,471
Executive Officer     1995    364,500         --         562,528  36,848

J. W. Hebenstreit     1997   $243,504     $   --        $ 10,223  $17,746
Vice President-       1996    243,504         --         156,875   17,678
Operations            1995    243,504         --         312,005   12,915

Michael H. Lane(5)    1997   $243,504     $   --        $ 13,101  $19,773
Vice President-       1996    243,504         --         190,293   19,767
Finance, Treasurer    1995    243,504         --         339,222   14,964
and Secretary

Larry J. Schnurbusch  1997   $178,008     $   --        $ 75,724  $11,477
Vice President-       1996    178,008         --         122,503   11,431
Administration        1995    178,008         --         125,771    6,943

H. Bruce Nethington   1997   $167,508     $   --        $ 45,929  $13,282
Vice President-       1996    167,508         --         121,596   13,282
Human Resources       1995    167,508         --         145,307    8,921

(1)  No bonuses were earned under the Company's
     Discretionary Incentive Compensation Plan for 1997, 1996 or 1995.

(2) Amounts reported as Other Annual Compensation consist primarily of income tax payments related to Company contributions to the Key Employee Retirement Plan. Such contributions represent taxable income to Plan participants and, under the terms of the Plan, the Company is obligated to reimburse participants for the payment of such taxes.

     Certain perquisites which the executive officers received in 1995, 1996 and 1997 the aggregate amount of which did not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus, are not included in other Annual Compensation.

(3) The amounts shown represent life insurance premiums paid by the Company on behalf of the executive officers and matching amounts paid by the Company under the profit sharing plan.

(4)  Mr. McKinney retired from the Company on February 28, 1998.

(5) Mr. Lane has entered into an amendment to his employment agreement with the Company, see "Employment Contracts" below.

     The Company did not grant any stock appreciation rights or stock options in 1997 and all aspects of prior plans have expired.

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

     Messrs. McKinney, Hebenstreit, Lane, Schnurbusch and Nethington have accumulated 41, 30, 25, 29 and 30 credited years of service, respectively. The current salary level for each of the executive officers eligible for benefits under the Supplement Plan is: Mr. McKinney, $547,243; Mr. Hebenstreit $326,193; Mr. Lane, $326,193; Mr. Schnurbusch, $221,627; and Mr. Nethington, $193,919. Upon termination of employment, a covered employee or his beneficiary at any time prior to commencement of benefits under the Supplement Plan may select the payment of all benefits due under the Supplement Plan in one lump sum payment. The Supplement Plan's funds are held and invested by a trustee. As a result of Mr. Nethington's planned retirement on April 30, 1998, the Company will be obligated to make an additional aggregate payment of approximately $530,000 to Mr. Nethington, which Mr. Nethington and the Company have agreed will be paid in five monthly installments. In addition the Company will reimburse Mr. Nethington for amounts necessary to cover taxes incurred on account of benefits payable under the Supplement Plan. Pursuant to the November 14, 1990 amendment to the Supplement Plan (the "1990 Amendment") the funds held under the Supplement Plan for Messrs. McKinney, Hebenstreit and Lane were transferred to separate trusts under which the employees participating in the Supplement Plan were the direct beneficiaries. Because such trusts are fully funded, the Company will have no further payment requirements as a result of the retirement of Mr. McKinney and the anticipated termination of employment of Mr. Lane.

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

            Compensation of Directors

     Directors who are not otherwise employed by the Company receive a $1,125 monthly retainer and a per diem fee of $1,125, plus expenses, for Board or committee meetings attended. Directors who are not otherwise employed by the Company, who are members of the Shareholder Value Enhancement Committee receive a $500 monthly retainer fee. The Chairman of the Board receives a $2,250 monthly retainer fee.

              Employment Contracts

     Messrs. McKinney, Hebenstreit, Lane, Schnurbusch and Nethington each has an employment agreement with the Company (the "Employment Agreements"). Although Mr. McKinney left the Company on February 28, 1998, the Company will continue to pay his annual salary of $364,500 and benefits through August
2, 1999, the termination date of his Employment Agreement.  On March 24,
1998, Mr. Lane and the Company entered into an amendment to his Employment Agreement providing that Mr. Lane will continue as Vice President-Finance, Treasurer and Secretary of the Company until the earlier of September
20, 1998 or a date determined by the President of the Company. After termination of his employment, the Company will continue to pay Mr. Lane his minimum annual salary of $243,500 and benefits until the later of August 2, 1999 or twelve months from Mr. Lane's termination date. Effective July 30, 1996 the Employment Agreement of Mr. Hebenstreit provides for a minimum salary of $243,500 for his services as Vice President-Operations. Also effective July 30, 1996, Mr. Schnurbusch's Employment Agreement provides for a minimum salary of $178,000 for his services as Vice President-Administration. The Employment Agreements for Messrs. Hebenstreit and Schnurbusch continue through August 2, 1999. Mr. Nethington's Employment Agreement provides for a minimum salary of $167,500 which will be paid until April 30, 1998, the date of his retirement from the Company.

     Item 12.  Security Ownership of Certain
               Beneficial Owners and
               Management.

     The following information is furnished with respect to each person known by management of the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, each director of the Company, each executive officer of the Company and all directors and executive officers as a group. The information is furnished as of March 3, 1998.


                                                                          Shares of
                                                                          Series A
                                    Shares of                           Preferred
                                  Common Stock                            Stock
Name and Address of               Beneficially         Percent of     Beneficially        Percent of
Beneficial Owner                    Owned (1)            Class            Owned(1)          Class
Birmingham Steel Corporation (2)   2,038,650             50.26% (3)     366,667             88.00%
1000 Urban Center Drive, Suite 300
Birmingham, AL  35242

Ivaco Inc. (2) . . . . . .         1,009,325             24.88% (3)     183,333             44.00%
Place Mercantile
770 rue Sherbrooke ouest
Montreal, Quebec, Canada H3A 1G1

Joseph Alvarado (4). . . .               100               *                 --                --
Robert A. Garvey (4) . . .               375               *                 --                --
J. W. Hebenstreit  . . . .            10,000               *             21,667              5.20%

Michael H. Lane  . . . . .            10,600               *              5,000              1.20%
William R. Lucas, Jr. (4).               100               *                 --                --
Wayne P. E. Mang . . . . .               100               *                 --                --

Thomas E. Brew, Jr.  . . .                --               *                 --                --
Philip R. Morgan . . . . .             1,000               *                 --                --
H. Bruce Nethington  . . .             1,000               *              5,000              1.20%

Robert H. Quenon . . . . .               300               *                 --                --
Larry J. Schnurbusch . . .             7,730               *              5,000              1.20%
George H. Walker III . . .             1,000 (5)           *                 --                --

All Directors and Executive
Officers as a Group
(12 persons) . . . . . . .            32,305               *             36,667              8.8%

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

(2) On September 26, 1997, a subsidiary of Ivaco Inc. ("Ivaco"), sold one-half of the Ivaco investment in the Company to a wholly-owned subsidiary of Birmingham Steel Corporation ("Midwest Holdings"). The securities of the Company sold consisted of 1,009,325 common shares and 183,334 shares of the Company's Series A preferred stock. The preferred shares are convertible into 859,834 common shares of the Company. The transaction was effected through the sale of a wholly-owned subsidiary of Ivaco which contained such shares to Midwest Holdings. In connection with the transaction Ivaco, among other things, gave Midwest Holdings the voting rights on Ivaco's remaining investment in the Company's common stock and, in any additional common stock Ivaco may own as a result of the conversion of Ivaco's remaining Series A preferred stock, subject to certain limitations. In addition, Ivaco agreed not to sell any portion of its remaining investment in the Company prior to September 24, 1998 and has provided Midwest Holdings with a limited right of first refusal with respect to such interests until September 24, 2002. This information is based upon Schedule 13D forms of Ivaco and Birmingham Steel, filed on September 30, 1997 and October 6, 1997, respectively.

(3) Pursuant to Securities and Exchange Commission rules, the Ivaco shares subject to the proxy referred to in footnote (2) above are reflected as owned by both Ivaco and Birmingham Steel.

(4) Mr. Garvey is Chairman of the Board and Chief Executive Officer of Birmingham Steel. Messrs. Alvarado and Lucas are executive officers of Birmingham Steel. As a result of such positions, such individuals may be deemed beneficial owners of the Company shares beneficially owned by Birmingham Steel. Each of these individuals disclaims such beneficial ownership.

(5) Does not include 1,000 shares of Common Stock owned by Mr. Walker's wife. Mr. Walker disclaims beneficial ownership of such shares.

          Item 13.  Certain Relationships and Related Transactions.

     In 1997, the Company engaged Stifel, Nicolaus & Company, Incorporated to assist in obtaining approval of changes to financial covenants and collateral arrangements on its Solid Waste Revenue Bonds. Mr. George H. Walker III, a Company Director, is the Chairman of the Board of Stifel Financial Corporation, the parent of Stifel, Nicolaus & Company, Incorporated. The Company paid a fee for these services of approximately $70,000.

                     PART IV


     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.

     (a)  Documents Filed as Part of This Report

     The following is an index of the financial statements and schedules included in this Report.

         (1)   Financial Statements

               LACLEDE STEEL COMPANY AND SUBSIDIARIES



                                                             Page
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995 . . . . . . . . . . . . .  31
Consolidated Balance Sheets, December 31, 1997 and 1996  . .  32

                                                            Page

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 1997, 1996 and 1995. . . . . . . .  34
Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995. . . . . . . . . . . . . .  35
Notes to Consolidated Financial Statements  . . . . . . . .  36
Independent Auditors' Report on Financial Statements. . . .  53

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

     (3)(b)    By-laws of Registrant amended December 19, 1997.

     (4)(a) Registrant's Loan and Security Agreement dated as of September 7, 1994 amended and restated as of August 20, 1997. (Incorporated by reference to Exhibit (4)(a) in Registrant's Quarterly Report on Form 10-Q for September 30, 1997.)

     (4)(b) First Amendment dated December 30, 1997 to the Company's Restated Loan and Security Agreement.

     (4)(c) Second amendment effective March 27, 1998 to the Company's Restated Loan and Security Agreement.

     (4)(d) Certificate of Designation of Series A Preferred Stock dated July 30, 1996. (Incorporated by reference to Exhibit (4)(i) in the Registrant's Quarterly Report on Form 10-Q for June 30, 1996.)

     (10)(a) Discretionary incentive compensation plan for Executive Officers of the Registrant. (Incorporated by reference to Exhibit (10)(a) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

     (10)(b) Stock Purchase Agreement dated July 30, 1996 between Ivaco Inc. and Laclede Steel Company. (Incorporated by reference to Exhibit (10)(a) of Registrant's Quarterly Report on Form 10-Q for June 30, 1996.)

     (10)(c) Management Stock Purchase Agreements dated July 30, 1996 between Laclede Steel Company and John B. McKinney, Michael H. Lane, J. William Hebenstreit, Larry J. Schnurbusch and H.
               Bruce Nethington. (Incorporated by reference to Exhibit (10)(b) of Registrant's Quarterly Report on Form 10-Q for June 30, 1996.)

     (10)(d) Restated Employment Agreements dated as of July 30, 1996 between Laclede Steel Company and John B. McKinney, Michael H. Lane, J. William Hebenstreit, Larry J. Schnurbusch and H.
               Bruce Nethington. (Incorporated by reference to Exhibit (10)(c) of Registrant's Quarterly Report on Form 10-Q dated June 30, 1996.)

     (10)(e) Amendment dated as of March 24, 1998 to the Restated Employment Agreement between Laclede Steel Company and Michael H. Lane.

     (10)(f) Registration Rights Agreement dated July 30, 1996 between Laclede Steel Company and Ivaco Inc., John B. McKinney, Michael
               H. Lane, J. William Hebenstreit, Larry J. Schnurbusch and H. Bruce Nethington. (Incorporated by reference to Exhibit (10)(d) of Registrant's Quarterly Report on Form 10-Q dated June 30, 1996.)

     (10)(g) Restated Key Employee Retirement Plan dated October 16, 1996. (Incorporated by reference to Exhibit (10)(g) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

     (10)(h) Asset Purchase Agreement dated January 10, 1997 between Excaliber Tubular Corporation and Laclede Steel Company. (Incorporated by reference to Exhibit (10)(h) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

     (21)      Subsidiaries of Registrant.

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




























                     - 30 -


LACLEDE STEEL COMPANY AND SUBSIDIARIES
Consolidated Statements of Operations
(In Thousands of Dollars except Per Share Amounts)

                                               Year Ended December 31,
                                               1997       1996       1995
NET SALES                                      $ 325,029  $ 335,381  $ 320,350


COSTS AND EXPENSES:
 Cost of products sold                           299,570    316,954    286,632

 Selling, general and
    administrative expenses                       13,654     14,201     14,209

 Depreciation                                      7,696      7,743      8,151

 Interest expense, net                            10,046     11,163     10,125

 Restructuring, asset impairment
    and other charges                               ----      1,559     18,422

 Gain on sale of subsidiary stock                   ----       ----       (728)

 Gain on sale of facility                           (987)      ----       ----

 Total costs and expenses                        329,979    351,620    336,811


LOSS BEFORE INCOME TAXES                          (4,950)   (16,239)   (16,461)


INCOME TAX BENEFITS                               (1,943)    (6,254)    (6,324)


NET LOSS                                       $  (3,007) $  (9,985) $ (10,137)

PREFERRED STOCK DIVIDEND REQUIREMENT                (375)      (156)      ----

NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                                $  (3,382) $ (10,141) $ (10,137)

BASIC AND DILUTED
   NET LOSS PER SHARE                          $   (0.83) $   (2.50) $   (2.50)


See Notes to Consolidated Financial Statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
Consolidated Balance Sheets
Assets
(In Thousands of Dollars)
                                                          December 31,
                                                          1997       1996
CURRENT ASSETS:
 Cash and cash equivalents                                $     186  $     143
 Accounts receivable, less allowances
  of $2,412 in 1997 and $2,428 in 1996                       40,282     38,772
 Prepaid expenses                                             1,238        443
 Inventories:
  Finished                                                   45,823     46,631
  Semi-finished                                              18,166     23,540
  Raw materials                                               4,681      5,218
  Supplies                                                   14,136     14,720
 Total inventories                                           82,806     90,109

 Total current assets                                       124,512    129,467


NON-CURRENT ASSETS:
 Intangible pension asset                                    14,652     14,464
 Other intangible assets                                      2,119      2,263
 Bond funds in trust                                          2,385      2,385
 Prepaid pension contributions                                5,441      5,766
 Deferred income taxes                                       45,400     47,557
 Notes receivable                                             3,396      3,600
 Other                                                        4,897      4,104
 Total non-current assets                                    78,290     80,139


PLANT AND EQUIPMENT, AT COST:
 Land                                                         1,499      1,589
 Buildings                                                   27,681     28,591
 Machinery and equipment                                    210,490    215,444
                                                            239,670    245,624
 Less - accumulated depreciation                            128,652    124,120
 Net plant and equipment                                    111,018    121,504


TOTAL ASSETS                                              $ 313,820  $ 331,110



Liabilities and Stockholders' Equity

                                                          December 31,
                                                          1997       1996
CURRENT LIABILITIES:
 Accounts payable                                         $  42,682  $  41,293
 Accrued compensation                                         6,269      6,780
 Current portion of long-term debt                            2,356      2,484
 Accrued costs of pension plans                              13,577     14,049
 Other                                                        3,729      2,860
 Total current liabilities                                   68,613     67,466



NON-CURRENT LIABILITIES:
 Accrued costs of pension plans                              36,864     53,181
 Accrued postretirement medical benefits                     75,864     79,782
 Other                                                        2,221      5,547
                                                            114,949    138,510

LONG-TERM DEBT                                              109,157    107,889



COMMITMENTS AND CONTINGENCIES - NOTE 9                         ----       ----



STOCKHOLDERS' EQUITY:
 Preferred stock, no par value, authorized 2,000,000
  shares; issued and outstanding 416,667 shares                  83         83
 Common stock, $.01 par value, authorized 25,000,000
  shares; issued and outstanding 4,056,140 shares                41         41
 Capital in excess of par                                    59,763     60,138
 Accumulated deficit                                        (15,307)   (12,300)
 Minimum pension liability adjustment                       (23,479)   (30,717)
 Total stockholders' equity                                  21,101     17,245


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 313,820  $ 331,110

See Notes to Consolidated Financial Statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In Thousands of Dollars)


                                               Year Ended December 31,
                                               1997       1996       1995
Preferred stock
  (416,667 shares issued)
  Beginning balance                            $      83  $      --  $      --
  Sale of convertible preferred stock                 --         83         --
  Ending balance                                      83         83         --

Common stock - $0.01 par value
  (4,056,140 shares issued)
  Beginning balance                                   41     54,081     54,081
  Reduction in par value of common stock              --    (54,040)        --
  Ending balance                                      41         41     54,081

Capital in excess of par value
  Beginning balance                               60,138        247        247
  Sale of convertible preferred stock                 --      6,007         --
  Reduction in par value of common stock              --     54,040         --
  Dividend requirement on convertible
    preferred stock                                 (375)      (156)        --
  Ending balance                                  59,763     60,138        247

Retained earnings (deficit)
  Beginning balance                              (12,300)    (2,315)     7,822
  Net loss                                        (3,007)    (9,985)   (10,137)
  Ending balance                                 (15,307)   (12,300)    (2,315)

Minimum pension liability
  Beginning balance                              (30,717)   (35,495)    (8,407)
  Change                                           7,238      4,778    (27,088)
  Ending balance                                 (23,479)   (30,717)   (35,495)


Total Stockholders' Equity at End of Year      $  21,101  $  17,245  $  16,518


See Notes to Consolidated Financial Statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands of Dollars)
                                                       Year Ended December 31,
                                                       1997       1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                              $  (3,007) $  (9,985) $ (10,137)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation                                            7,696      7,743      8,151
   Gain on sale of subsidiary stock                         ----       ----       (728)
   Gain on sale of facility                                 (987)      ----       ----
   Restructuring, asset impairment and other charges        ----      1,559     18,422
   Change in deferred income taxes                        (2,279)    (6,424)    (6,185)
   Changes in assets and liabilities
      that provided (used) cash:
     Accounts receivable                                  (1,510)    (1,485)     8,300
     Inventories                                           3,504     17,173    (12,483)
     Accounts payable and accrued expenses                (2,983)    10,306     (8,861)
     Pension cost less than funding                       (4,977)    (5,429)    (2,526)
     Accrued postretirement medical benefits              (3,918)    (1,649)     1,162
 Net cash provided by (used in) operating activities      (8,461)    11,809     (4,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                     (3,016)   (10,726)   (13,847)
 Proceeds from sale of assets                             10,972      4,000       ----
 Net cash provided by (used in) investing activities       7,956     (6,726)   (13,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowing (repayments) under revolving credit loan      390     (8,415)    18,453
 Proceeds from term loan                                   4,079       ----       ----
 Proceeds from long-term debt                               ----       ----      2,000
 Payments on long-term debt                               (3,329)    (2,462)    (2,488)
 Proceeds from sale of stock of subsidiary                  ----       ----      1,000
 Proceeds from issuance of convertible preferred stock      ----      6,090       ----
 Payment of financing costs                                 (592)      (314)      (231)
 Net cash provided by (used in) financing activities         548     (5,101)    18,734

CASH AND CASH EQUIVALENTS:
 Net increase (decrease) during the year                      43        (18)         2
 At beginning of year                                        143        161        159
 At end of year                                        $     186  $     143  $     161

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid during the year for:
   Interest (net of amount capitalized)                $  10,057  $  10,476  $  10,209
   Income tax payments (refunds), net                  $     337  $  (1,317) $     794

See Notes to Consolidated Financial Statements.

   Notes to Consolidated Financial Statements
Note 1
Nature of Operations:

     Laclede Steel Company and Subsidiaries (the Company) is a manufacturer of carbon and alloy steel products, including pipe products, hot rolled products, wire products and welded chain. The Company's continuous butt weld pipe is sold in the U.S. and Canada to distributors and manufacturers. Hot rolled products consist primarily of special quality bars sold to manufacturers to be cold drawn or forged. Wire products include high and low carbon wire, oil tempered wire used for mechanical springs, overhead door springs, automotive suspension and brake springs, and annealed wire and rod. Laclede Chain Manufacturing Company, a wholly-owned subsidiary, produces chain products and also imports a significant amount of chain. Approximately one-half of the chain business is attributable to sales of anti-skid devices for trucks and automobiles and the balance is in sales of hardware and industrial chain.

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

Impairment of Long-Lived Assets

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

Per Share Data and Preferred Stock Dividends

     Per share amounts for 1997, 1996 and 1995 have been calculated based on weighted average shares outstanding of 4,056,140. Net loss per share in 1997 and 1996 was computed by dividing the net loss, after deducting convertible preferred dividend requirements of $375,000 in 1997 and $156,000 in 1996, by the weighted average shares outstanding.

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

     Approximately 58% of the Company's production employees are covered by a collective bargaining agreement, which expires in September 2001.

Note 3
Income Taxes:

     The provision for income taxes represents an effective combined federal and state tax rate of 39% for 1997 and 1996 and 38% for 1995. See the reconciliation of these tax rates to the statutory rate below. The provision (credit) for income taxes consists of the following (thousands of dollars):

                                  1997       1996        1995

Current income taxes            $    336    $   170    $   (139)
Deferred income taxes             (2,279)    (6,424)     (6,185)
                                $ (1,943)   $(6,254)   $ (6,324)

     Deferred tax assets were decreased in 1997 by $4,436,000 and in 1996 by $2,929,000 and increased in 1995 by $16,151,000, as a result of the tax effects of the minimum pension liability adjustment. These amounts are not reflected in the tax provision of these years. See Note 5 for further discussion.

     Deferred tax assets and liabilities are comprised of the following at December 31 (thousands of dollars):

                                           1997        1996
Deferred tax liabilities:
  Depreciation                           $(29,621)   $ (28,549)
  Accrued costs of pension plans           (4,689)      (2,490)
    Total deferred tax liabilities        (34,310)     (31,039)

Deferred tax assets:
  Minimum pension liability adjustment     14,390       18,826
  Postretirement medical benefits          30,801       31,361
  Active employee benefit liabilities       2,460        2,566
  Environmental costs                         114        1,199
  Allowances on receivables                   979          954
  Net operating loss and alternative
    minimum tax carryovers                 29,981       21,832
  Other                                       985        1,858
    Total deferred tax assets              79,710       78,596
    Net deferred tax assets              $ 45,400    $  47,557


     For tax purposes, the Company had available as of December 31, 1997, net operating loss ("NOL") carryforwards for regular federal income tax purposes of approximately $68,100,000. These NOL carryforwards expire as follows:

               2008      $ 7,600,000
               2009          900,000
               2010       14,900,000
               2011       27,200,000
               2012       17,500,000

     Additionally, in conjunction with the Alternative Minimum Tax Rules ("AMT"), the Company had available AMT credit carryforwards of approximately $2,500,000, which may be used indefinitely to reduce regular federal income taxes.

     Management believes that it is more likely than not that all of the NOL carryforwards will be utilized prior to their expiration. The NOL carryforwards, as well as the existing deductible temporary differences, with the exception of differences relating to the minimum pension liability adjustment and the postretirement medical benefits, are largely offset by the existing taxable temporary differences relating to accelerated depreciation which will reverse within the carryforward period.

Furthermore, any recorded deferred tax assets associated with these future tax benefits which would not be offset by the reversal of the accelerated depreciation are expected to be realized by the achievement of future profitable operations. The Company experienced profitable operations in 1993, 1994 and 1995, exclusive of nonrecurring/unusual charges in connection with restructuring and modifying the operations of the Company. While the Company experienced significant operating losses in 1996, management believes 1997 would have been a profitable year were it not for the unanticipated losses associated with the union contract negotiations, the related decrease in productivity in the periods surrounding the termination of the contract and the year-end inventory write-offs. Additionally, management currently expects operations in 1998 to return to profitability.

     The Company operates in a highly cyclical industry and consequently has had a history of generating operating profits over an average business cycle despite periods of operating losses within a cycle. Consequently, the Company has had a history of generating NOL carryforwards and then utilizing such NOL carryforwards to reduce regular income taxes in future periods. During the period 1981 to 1984 the Company utilized $2,700,000 of NOL carryforwards to reduce federal income taxes. Management believes that no valuation allowance is necessary for these deferred tax assets at this time.

     The Company has recorded deferred tax benefits associated with postretirement obligations and additional minimum pension liabilities of approximately $45,000,000 as of December 31, 1997. The Company should have deductible differences for tax purposes which greatly exceed the corresponding deductions for financial reporting purposes in future years. These liabilities, which are based on actuarial calculations, are expected to be paid and deductible over the remaining lives of current and retired employees. Any tax losses in future years associated with these deductible payments will be subject to the 15-year NOL carryforward period provided under current tax law. Because of the extremely long period of time that is available to realize these future tax benefits, a valuation allowance for these deferred tax assets is not deemed necessary.

     In making these determinations regarding the ultimate realization of the deferred tax assets, the Company is governed by the provisions of FAS 109, which requires that when management is relying on future taxable income to support the position that no valuation allowance is necessary, projections of future operations must be substantially based on historical operating results, as adjusted for unusual/nonrecurring items. Management believes the Company-wide cost reductions and productivity improvements implemented in the last two years will return the Company to profitability in 1998. However, if operating losses should occur in fiscal 1998, it would represent the fourth successive loss year on an unadjusted basis, and under the provisions of FAS 109, a valuation allowance would likely be required and such valuation allowance would possibly be required on the entire deferred tax asset of $45,400,000. A valuation allowance of this magnitude would eliminate the Company's net worth and under the current Bank Loan and Security Agreement, result in a violation of the Company's net worth covenant in such agreement.

     The applicable statutory federal income tax rate of 34% for each of the three years is reconciled to the effective income tax rate as follows (thousands of dollars):

                                   1997       1996        1995
Federal income tax credit
computed at statutory tax rate $ (1,651) $(5,503) $(5,604) Non-taxable gain on sale of
subsidiary stock                       --       --         (277)
State income taxes, net              (399)      (819)      (542)
Other                                 107         68         99
Credit for income taxes          $ (1,943)   $(6,254)   $(6,324)

     Under Section 382 of the Internal Revenue Code of 1986, as amended, if the percentage of stock (by value) of a corporation (the "Loss Corporation") that is owned by one or more "five-percent shareholders" has increased by more than 50 percentage points over the lowest percentage of stock owned by the same shareholders during a three year testing period (an "Ownership Change"), the use of pre-ownership change net operating losses of the Loss Corporation following such Ownership Change will be limited based on the value of the Loss Corporation immediately before the Ownership Change occurs (a "Section 382 Limitation"). As of December 31, 1997, the Company had a deferred tax asset of approximately $30,000,000 related to net operating loss and alternative minimum tax carryovers. Although the Company believes that the transactions consummated pursuant to the Purchase Agreement between Ivaco and Birmingham Steel on September 26, 1997 should not result in an Ownership Change, future transactions involving persons who are not or who during the ensuing thirty-six month period become "five-percent shareholders" as defined in Section 382 may trigger an Ownership Change. If such an Ownership Change occurs, the Company's use of its existing net operating loss carryovers at such time will be subject to a Section 382 Limitation based on the value of the Company on the date of such an Ownership Change. Depending on the size of such net operating loss carryovers at such time the limitation could have a material adverse effect on the Company's financial statements.

Note 4
Debt:

     Long-term debt consists of the following at December 31 (thousands of dollars):
                                               1997         1996

Bank Loan and Security Agreement:
   Revolving Loan                            $76,516    $ 76,126
   Term Loan                                   8,582       6,777

Note Payable Due December 31, 2001             2,000       2,000

Solid Waste Disposal Revenue Bonds:

  8.375% Bonds due from 1996 to 2008           6,275       6,615

  8.5% Bonds due from 2015 to 2020             9,430       9,430

8% Pollution Control Revenue Bonds due
  October 1, 2001 (annual sinking fund
  payments began in 1993)                      8,040       8,700

8% Industrial Development Revenue Bonds
  due October 1, 2001 (annual sinking fund
  payments began in 1992)                        670         725


                                             111,513     110,373

Less amounts payable within one year           2,356       2,484
                                            $109,157    $107,889


     The Company has a Loan and Security Agreement with three banks, expiring in September 2002, which has been amended and restated to provide a total credit facility of up to $100,000,000. At December 31, 1997 the Term Loan balance was $8,582,000 and the Revolving Loan maximum commitment was $91,418,000 depending on borrowing base availability. The December 31, 1997 amount available of $5,200,000 under the revolving credit facility was utilized early in the first quarter of 1998 to cover outstanding short-term commitments, primarily trade accounts payable. Interest on the Revolving Loan is payable at either prime plus 1-1/2% or a Eurodollar rate, at the Company's option. Interest on the Term Loan is payable at either prime plus 2% or a Eurodollar rate, also at the Company's option. At December 31, 1997, the interest rates ranged from 9.2% to 10.5%. Interest on the $2,000,000 note payable is at prime plus 1% and was 9.5% at December 31, 1997.

     Under terms of the Loan and Security Agreement the Company granted security interests in accounts receivable and inventory to the participating banks to support the Revolving Loan. The Term Loan is secured by certain Plant and Equipment.

     The Company has periodically amended its Loan and Security Agreement to modify financial covenants relating to operating results and net worth. The most recent amendment was effective March 27, 1998 when covenant violations relating to 1997 were waived, and provisions relating to periods subsequent to 1997 were amended, as shown below.

     Based on management's projections of future operations, management believes it will be able to maintain compliance with the financial covenants and ratios throughout 1998. The Company has received several waivers and amendments from its banks in the past and while management believes it will be able to receive waivers or amendments in the future, should the need arise, there are no assurances that such waivers or amendments will be forthcoming.

     The most restrictive provisions of the Company's loan agreements, as amended, include the following:

A. The Company shall maintain specified consolidated adjusted net worth levels as follows:

          March 31, 1998      $26,000,000
          June 30, 1998        26,000,000
          September 30, 1998   29,000,000
          December 31, 1998    31,600,000

          Thereafter, as defined in the Loan and Security Agreement.

     As of December 31, 1997 consolidated adjusted net worth, as defined in the Loan and Security Agreement, was $28,205,000.

B. The Company will also maintain a Consolidated Fixed Charge Coverage Ratio, as defined, determined as of the end of each quarter.

C. Payment of cash dividends on common stock is limited to 50% of cumulative net earnings after March 31, 1994. As of December 31, 1997 no funds are available for dividends on common stock and such funds are not likely to be available in the foreseeable future.

     The Company is also required to comply with various covenants relating to limits on liabilities as defined in the Pollution Control Revenue Bonds. At December 31, 1997, the Company was in compliance with these covenants. As part of the modifications to the Restated Loan and Security Agreement previously mentioned, in 1997 the Company received the approval of parties to the Solid Waste Revenue Bonds to eliminate certain negative financial covenants contained therein and to substitute therefore certain collateral. Subsequent to that substitution, the only remaining negative financial covenant with respect to the Solid Waste Revenue Bonds is that the Company may not without the prior written consent of the Issuer of the Bonds (I) borrow from its subsidiary, Laclede Chain Manufacturing Company, or (ii) take cash advances from Laclede Chain Manufacturing Company, except to the extent that the aggregate principal amount of all such borrowings and cash advances at any one time do not exceed $7,000,000. Collateral granted to the Trustee of the Solid Waste Revenue Bonds for the benefit of the bondholders consists of (i) all of the issued and outstanding shares of Laclede Chain Manufacturing Company and
(ii) all of Laclede Chain Manufacturing Company's machinery and equipment now owned or thereafter acquired. As of December 31, 1997, the Company is in compliance with the remaining negative covenant contained in the Solid Waste Revenue Bonds.

     The Company has no compensating balance arrangements. Excluding the Revolving Loan, aggregate maturities of long-term borrowings at December 31, 1997 for the next five years are as follows:

               1998            $ 2,356,000
               1999              2,411,000
               2000              2,461,000
               2001             10,241,000
               2002              4,008,000

     The Company estimates that the fair value of its long-term debt in the aggregate approximates the carrying value at December 31, 1997 and 1996.

     The Company is party to a Paying Agent Agreement in which the Paying Agent assists the Company in purchasing certain raw material. The terms of this agreement require the Company to pay a commission of 1.5% on all purchases plus a fee on the invoice amount. Amounts purchased under this agreement are included in accounts payable and amounted to $5,984,000 and $3,270,000 as of December 31, 1997 and 1996, respectively.

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

     The components of pension cost are as follows (thousands of dollars):

                                     1997      1996       1995

Service cost                      $  1,742   $ 2,111   $  1,538
Interest cost on projected
  benefit obligation                13,710    13,868     14,767
Actual return on plan assets       (25,675)  (19,996)   (22,502)
Net amortization and deferral       19,917    13,596     14,921

Net periodic pension cost            9,694     9,579      8,724
Curtailment loss recognized             --     1,559      2,966

Total pension cost                $  9,694   $11,138   $ 11,690

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

     The projected benefit obligations at December 31, 1997 and 1996 were determined using assumed discount rates of 7.25% and 6.75%, respectively. The assumed discount rate is based on market conditions and reflects annuity purchase rates available to theoretically settle plan obligations. For all plans other than the Alton Plant Hourly Employees' Plan, the average assumed rate of increase in compensation levels was 2% for all years. Reflecting the Labor Agreement for Alton hourly employees, a 1% rate of increase in compensation was assumed for all years. The weighted average assumed long-term rate of return on the market-related value of plan assets was 9.9% for 1997, 9.8% for 1996 and 9.9% for 1995.









                     - 45 -
A summary of the funded status of the plans is as follows (thousands of dollars):

                            December 31
                            1997                                   1996
                            Assets ExceedAccumulated              Assets Exceed Accumulated
                            Accumulated  Benefits                 Accumulated   Benefits
                            Benefits     Exceed Assets  Total     Benefits      Exceed Assets  Total
    Actuarial present value
    of accumulated benefit
    obligation:
       Vested               $  (7,384)   $(179,470)   $(186,854)   $  (6,658)   $(182,949)   $(189,607)
       Non-Vested                (348)      (8,256)      (8,604)        (367)      (5,013)      (5,380)
    Total                   $  (7,732)   $(187,726)   $(195,458)   $  (7,025)   $(187,962)   $(194,987)


    Projected benefit
    obligation              $ (11,176)   $(189,584)   $(200,760)   $  (9,386)   $(190,657)   $(200,043)

    Plan assets at fair        11,374      137,332      148,706        9,320      121,013      130,333
    value
    Projected benefit
    obligation(in excess of)
    less than plan assets         198      (52,252)     (52,054)         (66)     (69,644)     (69,710)

    Unrecognized net
    obligation at transition
    date, January 1, 1987         251        6,078        6,329          315        7,599        7,914

    Unrecognized losses,
    net                         4,803       40,598       45,401        5,426       53,362       58,788

    Unrecognized prior
    service cost                  189        7,655        7,844         (168)       5,720        5,552

    Adjustment required to
    recognize minimum
    liability                      --      (52,520)     (52,520)          --      (64,008)     (64,008)

    Net pension cost
    recorded on balance
    sheet                   $   5,441    $ (50,441)   $ (45,000)   $   5,507    $ (66,971)   $ (61,464)



     In accordance with FASB Statement No. 87, the Company has recorded an additional minimum pension liability for underfunded plans of $52,520,000 at December 31, 1997 and $64,008,000 at December 31, 1996, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to stockholders' equity. The principal cause of the reduction in underfunded pension liability is actual return on plan assets in excess of the assumed rate of return in 1997. As of December 31, 1997, the excess minimum liability was $37,869,000 and the after-tax charge to equity was $23,479,000. As of December 31, 1996, $49,543,000 of the excess minimum pension liability resulted in a charge to equity, net of income taxes, of $30,717,000.

Profit Sharing Plan -

     The Company maintains a defined contribution profit sharing thrift plan covering a majority of its salaried employees. In 1996 the Plan was amended to provide for a minimum Company contribution regardless of the level of Company profitability. Company contributions for 1997 amounted to $259,000 and for 1996 amounted to $272,000. There was no profit sharing contribution for 1995.

Postretirement Medical Benefit Plans -

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for active and retired employees. A significant portion of the Company's employees may become eligible for the retiree benefits if they reach retirement age while working for the Company.

     The components of net periodic postretirement medical benefit costs are as follows (thousands of dollars):
                                     1997      1996       1995

Service cost                       $   452    $  698    $   638
Interest cost                        3,731     4,522      5,708
Amortization of unrecognized
  prior service credits               (960)       --         --
Amortization of unrecognized
 net gain                           (1,420)   (1,265)      (215)
Net periodic cost                    1,803     3,955      6,131
Curtailment loss recognized             --        --      1,089
Total cost                         $ 1,803    $3,955    $ 7,220

     The reduction in cost in 1996 was due to favorable claims experience in prior years. The 1997 cost reduction resulted from both plan and assumption changes. The actual postretirement medical benefits paid amounted to $5,721,000 in 1997, $5,603,000 in 1996 and $4,969,000 in 1995. See Note 6 for
discussion of curtailment loss.

     A summary of the status of the plans is as follows (thousands of dollars):

                                    December 31,     December 31,
                                        1997            1996

Accumulated postretirement
 benefit obligation (APBO):
   Retirees                          $ (43,249)      $ (37,100)
   Fully eligible active
    employees                           (5,131)         (9,044)
   Other active employees               (7,370)         (7,692)
Total                                  (55,750)        (53,836)

Fair value of plan assets                   --              --

Funded status                          (55,750)        (53,836)

Unrecognized prior service credits      (7,845)         (8,805)
Unrecognized net gain                  (12,269)        (17,141)
Accrued postretirement
 benefit cost                        $ (75,864)      $ (79,782)

     The increase in APBO as of December 31, 1997 relates to recent unfavorable claims experience.

     The assumed discount rate used to measure the APBO was 7.25% at December 31, 1997 and 1996. The assumed future health care cost trend rate for the December 31, 1997 and 1996 calculations is 7.9%, gradually declining to 3.25%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $477,000 for 1997, $480,000 for 1996 and $603,000 for 1995, and would have increased the APBO by $5,455,000 as of December 31, 1997 and $4,302,000 as of December 31, 1996.

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

Note 7
Interest Expense, Net:

     Interest expense capitalized in 1996 and 1995 was $323,000 and $484,000, respectively. No interest was capitalized in 1997.

    Note 8
    Quarterly Results of Operations (Unaudited):

    The results of operations by quarter for 1997 and 1996 were as follows (in thousands of dollars except per share data):

                         QUARTER ENDED
                         1997                                            1996
                          Mar. 31    Jun. 30    Sep. 30    Dec. 31        Mar. 31    Jun. 30    Sep. 30    Dec. 31
    Net sales            $80,846    $78,722    $85,788    $79,673        $80,975    $86,436    $83,630    $84,340

    Cost of products sold 73,870     71,180     77,163     77,357         76,058     83,245     80,836     76,815

    Net sales less cost
    of products sold     $ 6,976    $ 7,542    $ 8,625    $ 2,316        $ 4,917    $ 3,191    $ 2,794    $ 7,525

    Net earnings (loss)  $   135    $     9    $   521    $(3,672)       $(2,031)   $(3,045)   $(3,390)   $(1,519)

    Basic and
    fully diluted
    net earnings (loss)
    per share            $  0.01    $ (0.02)   $  0.11    $ (0.93)       $ (0.50)   $ (0.75)   $ (0.84)   $ (0.41)

Note 9
Commitments And Contingencies:

     The Company has non-cancelable operating leases for office space and certain equipment through 2007. Future minimum lease commitments required under these leases are as follows:

                   1998                          $4,890,000
                   1999                          4,635,000
                   2000                          4,412,000
                   2001                          3,037,000
                   2002                          1,577,000
                   Thereafter                      3,020,000
                   TOTAL                         $21,571,000

     Rent expense under all leases in 1997, 1996 and 1995 was $4,254,000, $3,528,000 and $2,777,000, respectively.

     In 1996 the Company entered into a sale and leaseback transaction with a third party for the Ladle Metallurgy Facility at Alton. The third party agreed to purchase the equipment in 1996 for approximately $4,000,000 cash and a note receivable for approximately $3,600,000 which was paid in January 1998 to complete the lease transaction. The lease term is for five years starting August 1, 1996 and continuing until June 30, 2001 with an option to purchase the equipment at the expiration date.

     There are various claims pending involving the Company and its subsidiaries with respect to environmental, hazardous substance and other matters arising out of the routine conduct of the business. Such claims either have not been reduced to litigation or, if suit has been filed, are in the discovery stage. Therefore the total liability on pending claims at December 31, 1997, if any, cannot be determined.

     The Company believes it has meritorious defenses with respect to all claims and litigation and the ultimate disposition of such matters will not materially affect its financial position or results of operations.

     In connection with its Melt Shop operations the Company generates electric furnace dust, which the Environmental Protection Agency (EPA) has designated as a hazardous waste. The Company developed a modified closure plan which was approved by the Illinois EPA. This plan provided for the closure of existing electric furnace dust piles in place, and the project was completed in 1997. Because the project was completed at less than the cost reserve previously established, a credit for $994,000 was recorded in the fourth quarter of 1997.

Idled Property

     In December 1997, the Company idled its High Temperature Metal Recovery facility ("HTMR") after the facility became inoperable due to an accident. This facility was used to dispose of the Company's EAF dust generated in the Alton Facility. During 1998, management plans to dispose of the EAF dust through alternative methods. Management plans to evaluate the HTMR facility periodically to determine the economic feasibility of repairing and operating the unit. If it is determined that the HTMR unit cannot function on an economically feasible basis in the future, it is unlikely that the asset would support its current carrying value which was approximately $15,300,000 as of December 31, 1997, and a corresponding impairment write-down may be necessary.

Retirements

     Executive retirements, including CEO John B. McKinney, in the first half of 1998 will result in non-cash charges of approximately $3,000,000 ($1,800,000 after recognition of tax benefits).

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

Note 11
Benwood Sale:

     In February 1997, the Company sold the assets of its electric weld structural and mechanical tubing operation, located in Benwood, West Virginia. Cash proceeds from the sale of these assets, which consist primarily of equipment and inventory, totaled approximately $11,000,000. The Company used the funds from the sale to improve its working capital position. Sale of these assets will not affect the Company's primary tubular business, continuous weld pipe.

Note 12
Related-Party Transactions:

     The Company has transactions in the normal course of business with Ivaco Inc. or affiliated companies. As of December 31, 1997 Ivaco Inc. owned 24.88% of the Company's outstanding common stock. In 1997 the Company purchased rods at market prices totaling $5,502,000 from affiliates of Ivaco.

     Prior to 1998, the Company participated in an insurance purchasing arrangement with Ivaco. Under the terms of this arrangement Ivaco purchased insurance on behalf of the Company and billed the Company for this insurance. Amounts paid by the Company for this insurance amounted to $1,156,000, $1,521,000 and $1,341,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Company also has transactions in the normal course of business with Birmingham Steel or affiliated companies. As of December 31, 1997 Birmingham Steel beneficially owned 50.26% of the Company's outstanding common stock which includes the voting rights on the Ivaco investment discussed above. In 1997 the Company purchased rods and participated in rod conversion arrangements with affiliates of Birmingham Steel at market prices, which totaled $3,508,000. Also in 1997, an affiliate of Birmingham Steel purchased semi-finished steel from the Company at market prices totaling $643,000.

INDEPENDENT AUDITORS' REPORT


To The Board Of Directors
And Stockholders Of
Laclede Steel Company:

     We have audited the accompanying consolidated balance sheets of Laclede Steel Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Laclede Steel Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
March 27, 1998
St. Louis, Missouri

                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

  March 30, 1998                      /s/ Thomas E. Brew, Jr.
     Date                     Thomas E. Brew, Jr.
                                             President
                                     Principal Executive Officer

  March 30, 1998                       /s/ Michael H. Lane
     Date                          Michael H. Lane
                                       Vice President-Finance
                                      Treasurer and Secretary
                                     (Principal Financial and
                                        Accounting Officer)
                                             Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



   March 30, 1998             /s/ Wayne P. E. Mang
     Date                          Wayne P. E. Mang
                                       Chairman of the Board

  March 30, 1998                       /s/ Joseph Alvarado
     Date                Joseph Alvarado
                                              Director

  March 30, 1998                       /s/ Robert A. Garvey
     Date                          Robert A. Garvey
                                              Director

  March 30, 1998                       /s/ William R. Lucas, Jr.
     Date                          William R. Lucas, Jr.
                                              Director

  March 28, 1998                       /s/ Philip R. Morgan
     Date                          Philip R. Morgan
                                              Director

  March 30, 1998                       /s/ Robert H. Quenon
     Date                          Robert H. Quenon
                                              Director

  March 23, 1998                       /s/ George H. Walker III
     Date                          George H. Walker III
                                               Director