Form 10-Q
period 1998-03-31
LACLEDE STEEL CO /DE/
filed 1998-05-14
CIK 57187

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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

  Yes   X      No

     As of April 22, 1998 there were 4,056,140 shares of $.01 par value common stock outstanding.



ITEM 1:  FINANCIAL STATEMENTS

              LACLEDE STEEL COMPANY
                 AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS
       (In Thousands Except Per Share Data)


                                                   Three Months Ended
                                                   March 31,
                                                   1998          1997

Net sales                                         $  84,555     $  80,846

Costs and expenses:
     Cost of products sold                           77,638        73,870
     Selling, general and administrative expenses     3,818         3,359
     Depreciation                                     1,711         1,942
     Interest expense, net                            2,678         2,427
     Unusual charges (credits)                        2,093          (987)
          Total costs and expenses                   87,938        80,611

Earnings (loss) before income taxes                  (3,383)          235

Provision (credit) for income taxes                  (1,345)          100

Net earnings (loss)                                  (2,038)          135

Preferred stock dividend requirement                    (94)          (94)

Net earnings (loss) available to common           $  (2,132)    $      41
  shareholders

Basic and diluted
  net earnings (loss) per share                   $   (0.53)    $    0.01

              LACLEDE STEEL COMPANY
                 AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS
                      ASSETS
                  (In Thousands)


                                                  Mar. 31,      Dec. 31,
                                                  1998          1997

Current Assets:
    Cash and cash equivalents                     $     195     $     186
    Accounts receivable, less allowances             41,849        40,282
    Prepaid expenses                                  1,921         1,238
    Inventories:
        Finished                                     46,826        45,823
        Semi-finished                                18,380        18,166
        Raw materials                                 5,793         4,681
        Supplies                                     13,420        14,136
        Total inventories                            84,419        82,806

            Total Current Assets                    128,384       124,512




Non-Current Assets:
    Intangible pension asset                         13,909        14,652
    Other intangible assets                           2,083         2,119
    Bond funds in trust                               2,385         2,385
    Prepaid pension contributions                     3,417         5,441
    Deferred income taxes                            46,652        45,400
    Notes receivable                                     --         3,396
    Other                                             4,584         4,897
            Total Non-Current Assets                 73,030        78,290




Plant and Equipment, at cost                        240,492       239,670
    Less - accumulated depreciation                 130,134       128,652
            Net Plant and Equipment                 110,358       111,018





Total Assets                                      $ 311,772     $ 313,820

       LIABILITIES AND STOCKHOLDERS' EQUITY



                                                  Mar. 31,      Dec. 31,
                                                  1998          1997

Current Liabilities:
    Accounts payable                              $  43,018     $  42,682
    Accrued compensation                              5,024         6,269
    Current portion of long-term debt                 2,356         2,356
    Accrued costs of pension plans                   13,577        13,577
    Other                                             3,061         3,729
            Total Current Liabilities                67,036        68,613


Non-Current Liabilities:
    Accrued costs of pension plans                   36,412        36,864
    Accrued postretirement medical benefits          75,066        75,864
    Other                                             1,999         2,221
            Total Non-Current Liabilities           113,477       114,949


Long-Term Debt:
    Bank revolving credit                            79,967        76,516
    Bank term loan                                    6,993         7,311
    Revenue bonds                                    23,330        23,330
    Other                                             2,000         2,000
            Total Long-Term Debt                    112,290       109,157



Stockholders' Equity:
    Preferred stock, no par value, authorized 2,000,000
      shares; issued and outstanding 416,667 shares      83            83
    Common stock, $0.01 par value, authorized 25,000,000
    shares; issued and outstanding 4,056,140 shares      41            41
    Capital in excess of par value                   59,669        59,763
    Accumulated deficit                             (17,345)      (15,307)
    Minimum pension liability adjustment            (23,479)      (23,479)
            Total Stockholders' Equity               18,969        21,101



Total Liabilities and Stockholders' Equity        $ 311,772     $ 313,820

LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

                                                  Three Months Ended
                                                  March 31,
                                                  1998          1997

Cash flows from operating activities:
 Net earnings (loss)                              $  (2,038)    $     135
 Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating activities:
      Depreciation                                    1,711         1,942
      Unusual charges (credits)                       2,093          (987)
      Change in deferred income taxes                (1,252)          101
 Changes in assets and liabilities that
    provided (used) cash, net of effects from sale of facility:
       Accounts receivable                           (1,567)        1,485
       Inventories                                   (1,613)        1,273
       Accounts payable and accrued expenses         (2,596)         (365)
       Accrued pension cost                           2,322         2,220
       Pension cash funding                          (2,100)       (2,749)
       Accrued postretirement medical benefits         (798)         (550)
       Other assets and liabilities                     141           275
  Net cash provided by (used in) operating activities(5,697)        2,780


Cash flows from investing activities:
  Capital expenditures                               (1,042)          176
  Proceeds from sale of equipment                     3,625            --
  Proceeds from sale of facility                         --         9,319
  Net cash provided by investing activities           2,583         9,495

Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit  3,451       (10,916)
  Payments on long-term debt                           (318)       (1,359)
  Payment of financing costs                            (10)           (7)
  Net cash provided by (used in) financing activities 3,123       (12,282)

Cash and cash equivalents:
  Net increase (decrease) during the period               9            (7)
  At beginning of year                                  186           143
  At end of period                                $     195     $     136

LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands Except Per Share Data)

                                                  Quarter          Year
                                                  Ended            Ended
                                                  Mar. 31,      Dec. 31,
                                                  1998          1997

Preferred stock
  (416,667 shares issued)
  Beginning balance                               $      83     $      83
  Sale of convertible preferred stock                    --            --
  Ending balance                                         83            83

Common stock - $0.01 par value
  (4,056,140 shares issued)
  Beginning balance                                      41            41
  Change in period                                       --            --
  Ending balance                                         41            41

Capital in excess of par value
  Beginning balance                                  59,763        60,138
  Dividend on convertible preferred stock               (94)         (375)
  Ending balance                                     59,669        59,763

Accumulated deficit
  Beginning balance                                 (15,307)      (12,300)
  Net loss                                           (2,038)       (3,007)
  Ending balance                                    (17,345)      (15,307)

Minimum pension liability
  Beginning balance                                 (23,479)      (30,717)
  Change in period                                       --         7,238
  Ending balance                                    (23,479)      (23,479)


Total Stockholders' Equity at End of Period       $  18,969     $  21,101

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


NOTE 2 - UNUSUAL CHARGES (CREDITS)

  In the first quarter of 1998 the Company recorded non-cash special charges of $2.1 million relating to the retirement of John B.
  McKinney as President and Chief Executive
  Officer. These charges increased the net loss for the quarter by $1.3 million of $.31 per share.

  In February 1997, the Company sold the assets of its electric weld structural and mechanical tubing operation, located in
  Benwood, West Virginia. Cash proceeds from the sale of these assets, which consist primarily of equipment and inventory, totaled approximately $11.0 million. This transaction resulted in a gain on sale of equipment of $987 thousand ($592 thousand after tax) recorded in February 1997.


NOTE 3 - PER SHARE DATA

  Per share amounts have been calculated based on weighted average shares outstanding of 4,056,140. Net earnings (loss) per share for 1998 and 1997 were computed by dividing the net earnings after deducting preferred dividend requirements of $94 thousand, by the weighted average shares outstanding.




  The financial results for 1998 are subject to annual audit.

ITEM 2.   MANAGEMENT'S DISCUSSION & ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
OPERATIONS


         Liquidity and Capital Resources

  In the first quarter of 1998 operating
activities used $5.7 million in cash. This reflects increases in accounts receivable and inventory totaling $3.2 million, and reductions in accounts payable and accrued expenses of $2.6 million.

  In January 1998 the Company completed the sale and leaseback transaction for the Ladle
Metallurgy Facility at the Alton Plant. This final step of the sale and leaseback transaction provided the company with $3.6 million in cash.

  Long-term debt increased by $3.1 million in the first quarter of 1998. Net working capital increased by $5.4 million, and the ratio of current assets to current liabilities was 1.9 to 1.0 at March 31, 1998.

  At March 31, 1998, $80.0 million in
borrowings were outstanding under the company's revolving credit facility, with unused availability of $4.0 million. Amounts available under this facility were fully utilized early in the second quarter of 1998 to cover outstanding short-term commitments, primarily trade accounts payable.

  The Company has periodically amended its Loan and Security Agreement to modify financial covenants relating to operating results and net worth. The most recent amendment was effective
March 27, 1998. In the event further amendment to financial covenants is necessary in the future, there can be no assurance that the Company will be able to obtain such amendment.

  As part of the modifications to the Loan and Security Agreement previously mentioned, in 1997 the Company received the approval of parties to the Solid Waste Revenue Bonds to eliminate certain negative financial covenants contained therein and to substitute therefor certain collateral. Subsequent to that substitution, the only remaining negative financial covenant with respect to the Solid
Waste Revenue Bonds is that the Company may not without the prior written consent of the Issuer of the Bonds (i) borrow from its subsidiary, Laclede Chain Manufacturing Company, or (ii) take cash advances from Laclede Chain
Manufacturing Company, except to the extent that the aggregate principal amount of all such borrowings and cash advances at any one time do not exceed $7.0 million. Collateral granted to the Trustee of the Solid Waste Revenue Bonds for the benefit of the bondholders consists of
(i) all of the issued and outstanding
shares of Laclede Chain Manufacturing Company and (ii) all of Laclede Chain Manufacturing
Company's machinery and equipment now owned or thereafter acquired. As of March 31, 1998, the Company is in compliance with the remaining negative covenant contained in the Solid Waste
Revenue Bonds.

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

  At March 31, 1998 the Company has net
deferred tax assets of $46.7 million.
Management currently believes that its long-term profitability should ultimately be sufficient to enable it to realize full benefit of future tax deductions. Thus no deferred tax valuation allowance is deemed necessary.

  The Company will continue to monitor and evaluate its deferred tax assets and the need for a deferred tax valuation allowance. In the event a deferred tax valuation allowance is required in the future, amendment of financial covenants in the Company's Loan and Security
Agreement, as well as its Bond Agreements, may be required. There can be no assurance that the Company will be able to obtain such amendments. For a more complete discussion of the Company's deferred tax assets (including issues related to Section 382 of the Internal
Revenue Code), see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

              Results of Operations

  Net sales increased by $3.7 million in the first quarter of 1998 compared to the first quarter of 1997. This reflects a 5.8% increase in steel shipments, partially offset by a 1.1% decrease in average sales prices for steel products.

  Cost of products sold increased by 5.1% in the first quarter of 1998, reflecting higher steel shipments. Production costs in 1998 were affected by slightly higher prices for the Company's basic raw material, ferrous scrap.
However, increased shipments of semi-finished steel had a favorable effect on average production costs per ton. Selling, general and administrative expenses increased by 13.6% in 1998, primarily as a result of consulting fees paid in connection with Company efforts to improve operations.

  The increase in interest expenses in the first quarter of 1998 is the result of an increase in bank borrowings. Other non-cash charges in 1998 of $2.1 million relate to the retirement of John B. McKinney, President and
Chief Executive Officer.


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

  (3)(b)    By-laws of Registrant amended
            December 19, 1997.
            (Incorporated by reference to
            Exhibit (3)(b) in Registrant's
            Annual Report on Form 10-K for
            the fiscal year ended December
            31, 1997.)

  (4)(a)    Registrant's Loan and Security
            Agreement dated as of September
            7, 1994 amended and restated as
            of August 20, 1997.
            (Incorporated by reference to
            Exhibit (4)(a) in Registrant's
            Quarterly Report on Form 10-Q
            for September 30, 1997.)

  (4)(b)    First Amendment dated December
            30, 1997 to the Company's
            Restated Loan and Security
            Agreement.  (Incorporated by
            reference to Exhibit (4)(b) in
            Registrant's Annual Report on
            Form 10-K for the fiscal year
            ended December 31, 1997.)

  (4)(c)    Second Amendment effective March
            27, 1998 to the Company's
            Restated Loan and Security
            Agreement.  (Incorporated by
            reference to Exhibit (4)(c) in
            Registrant's Annual Report on
            Form 10-K for the fiscal year
            ended December 31, 1997.)

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






Date:       May 13, 1998