Form 10-Q
period 1998-06-30
LACLEDE STEEL CO /DE/
filed 1998-08-13
CIK 57187

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

    Yes   X      No

     As of July 31, 1998 there were 4,056,140 shares of $.01 par value common stock outstanding.


          LACLEDE STEEL COMPANY
             AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS
   (In Thousands Except Per Share Data)


                                          Second Quarter EndeYear to Date
                                          June 30,           June 30,
                                          1998     1997      1998     1997

Net sales                                   76,840   78,722   161,395  159,568

Costs and expenses:
     Cost of products sold                  76,718   71,180   154,356  145,050
     Selling, general and adm. exp.          3,312    3,251     6,755    6,610
     Depreciation                            1,712    1,918     3,423    3,860
     Interest expense, net                   2,714    2,345     5,392    4,772
     Unusual charges (credits)              25,434       --    27,902     (987)
          Total costs and expenses         109,890   78,694   197,828  159,305

Earnings (loss) before income taxes        (33,050)      28   (36,433)     263

Provision for income taxes                  32,418       19    31,073      119

Net earnings (loss)                        (65,468)       9   (67,506)     144

Preferred stock dividend requirement           (93)     (94)     (187)    (188)

Net loss - common shareholders             (65,561)     (85)  (67,693)     (44)

Basic and diluted
  net loss per share                        (16.16)   (0.02)   (16.69)   (0.01)

           LACLEDE STEEL COMPANY
              AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS
                   ASSETS
               (In Thousands)


                                                       Jun. 30,       Dec. 31,
                                                         1998           1997

Current Assets:
    Cash and cash equivalents                         $     195      $     186
    Accounts receivable, less allowances                 38,024         40,282
    Prepaid expenses                                      1,606          1,238
    Inventories:
        Finished                                         43,057         45,823
        Semi-finished                                    16,833         18,166
        Raw materials                                     6,047          4,681
        Supplies                                         12,885         14,136
        Total inventories                                78,822         82,806

            Total Current Assets                        118,647        124,512



Non-Current Assets:
    Intangible pension asset                             13,167         14,652
    Other intangible assets                               2,047          2,119
    Bond funds in trust                                   2,385          2,385
    Prepaid pension contributions                         1,895          5,441
    Deferred income taxes                                    --         45,400
    Notes receivable                                         --          3,396
    Other                                                 4,489          4,897
            Total Non-Current Assets                     23,983         78,290




Plant and Equipment, at cost                            219,293        239,670
    Less - accumulated depreciation                     130,089        128,652
            Net Plant and Equipment                      89,204        111,018




Total Assets                                          $ 231,834      $ 313,820

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                      Jun. 30,       Dec. 31,
                                                        1998           1997

Current Liabilities:
    Accounts payable                                  $  47,309      $  42,682
    Accrued compensation                                  6,272          6,269
    Current portion of long-term debt                     1,085          1,085
    Bank credit facility                                 83,966          1,271
    Accrued costs of pension plans                       13,577         13,577
    Other                                                 3,487          3,729
            Total Current Liabilities                   155,696         68,613


Non-Current Liabilities:
    Accrued costs of pension plans                       34,831         36,864
    Accrued postretirement medical benefits              74,268         75,864
    Other                                                 2,691          2,221
            Total Non-Current Liabilities               111,790        114,949


Long-Term Debt:
    Bank credit facility                                     --         83,827
    Revenue bonds                                        23,330         23,330
    Other                                                 2,000          2,000
            Total Long-Term Debt                         25,330        109,157



Stockholders' Equity (Deficit):
    Preferred stock, no par value, authorized 2,000,000
      shares; issued and outstanding 416,667 shares          83             83
    Common stock, $0.01 par value, authorized 25,000,000
      shares; issued and outstanding 4,056,140 shares        41             41
    Capital in excess of par value                       59,576         59,763
    Accumulated deficit                                 (82,813)       (15,307)
    Minimum pension liability adjustment                (37,869)       (23,479)
            Total Stockholders' Equity (Deficit)        (60,982)        21,101



Total Liabilities and Stockholders' Equity (Deficit)  $ 231,834      $ 313,820

LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

                                                       Six Months Ended
                                                       June 30,
                                                       1998      1997

Cash flows from operating activities:
 Net earnings (loss)                                  $(67,506)     $144
 Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
      Depreciation                                       3,423     3,860
      Other charges                                      4,889        --
      Impairment loss - plant & equipment               21,362        --
      Gain on sale of facility                              --      (987)
      Change in deferred income taxes                   31,010        60
 Changes in assets and liabilities that
    provided (used) cash, net of effects from sale of facility:
       Accounts receivable                               2,258     2,085
       Inventories                                       3,984     1,726
       Accounts payable and accrued expenses             4,270    (2,621)
       Accrued pension cost                              3,923     4,440
       Pension cash funding                             (5,814)   (5,957)
       Accrued postretirement medical benefits          (1,596)   (1,100)
       Other assets and liabilities                        281       604
  Net cash provided by operating activities                484     2,254


Cash flows from investing activities:
  Capital expenditures                                  (2,958)     (771)
  Proceeds from sale of equipment                        3,625        --
  Proceeds from sale of facility                            --     9,319
  Payment received on note from sale of facility            --       200
  Net cash provided by investing activities                667     8,748

Cash flows from financing activities:
  Net repayments under revolving credit                   (496)   (9,285)
  Payments on long-term debt                              (636)   (1,717)
  Payment of financing costs                               (10)       (7)
  Net cash used in financing activities                 (1,142)  (11,009)

Cash and cash equivalents:
  Net increase (decrease) during the period                  9        (7)
  At beginning of year                                     186       143
  At end of period                                        $195      $136

LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(In Thousands Except Per Share Data)

                                            6 Months          Year
                                            Ended             Ended
                                            Jun. 30,          Dec. 31,
                                            1998              1997

Preferred stock
  (416,667 shares issued)
  Beginning balance                         $     83          $     83
  Sale of convertible preferred stock             --                --
  Ending balance                                  83                83

Common stock - $0.01 par value
  (4,056,140 shares issued)
  Beginning balance                               41                41
  Change in period                                --                --
  Ending balance                                  41                41

Capital in excess of par value
  Beginning balance                           59,763            60,138
  Dividend on convertible preferred stock       (187)             (375)
  Ending balance                              59,576            59,763

Accumulated deficit
  Beginning balance                          (15,307)          (12,300)
  Net loss                                   (67,506)           (3,007)
  Ending balance                             (82,813)          (15,307)

Minimum pension liability
  Beginning balance                          (23,479)          (30,717)
  Change in period                           (14,390)            7,238
  Ending balance                             (37,869)          (23,479)



Total Stockholders' Equity (Deficit) at End
  Of Period                                 $(60,982)         $ 21,101

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

  The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's ability to generate such cash flow requires it to (a) maintain and comply with the terms of its Loan and Security Agreement; (b) maintain sales levels; (c) avoid significant sales price decreases; (d) reduce costs and improve operating performance; and (e) successfully implement significant portions of its restructuring plan. Refer to Item 2 - Management's Discussion and Analysis for discussion of the Company's restructuring plan.

NOTE 2 - UNUSUAL CHARGES (CREDITS)

  Unusual charges in the second quarter and first half of 1998 include the following (millions of dollars):

                                   Second    First Six
                                   Quarter    Months
  Impairment Loss - HTMR Facility   $15.4      $15.4
  Impairment Loss - Memphis Plant     6.0        6.0
  Retirement of Executive Officers
    and Severance Pay                 2.7        4.9
  Restructuring Expenses              1.3        1.6
                                    $25.4      $27.9

  In December 1997, the Company idled its High Temperature Metal Recovery facility ("HTMR") after the facility became inoperable due to an accident. This facility was used to dispose of the EAF dust generated in the Melt Shop at the Alton Plant. During 1998, the Company has disposed of the EAF dust through alternative methods. Management has completed an evaluation of the HTMR facility to determine the economic feasibility of repairing and operating the unit, and determined that the HTMR unit currently cannot function on an economically feasible basis. Therefore an impairment loss of $15.4 million has been recorded in the second quarter of 1998. The impairment loss for the Memphis Plant is related to the decision to consolidate

  Wire Operations at the Fremont Plant and shut down the Memphis
  Plant. The assets of the Memphis Plant have been made available for sale; operations will be discontinued by the end of the third quarter.

  Charges for retirements and severance pay include approximately $2.6 million and $4.7 million respectively, in the second quarter and first six months of 1998 related to former officers of the Company. The majority of these charges are non-cash in nature and are related to the accounting requirements for the Key Employee Retirement Plan. Restructuring expenses include consulting fees incurred in connection with the Company's restructuring plan, and non-cash accounting accruals related to the Company's sub-lease of a portion of its Corporate office space.

  In February 1997, the Company sold the assets of its electric weld structural and mechanical tubing operation, located in Benwood, West Virginia. Cash proceeds from the sale of these assets, which consist primarily of equipment and inventory, totaled approximately $11.0 million. This transaction resulted in a gain on sale of equipment of $987 thousand recorded in February 1997.

NOTE 3 - INCOME TAXES

  At March 31, 1998 the Company had net deferred tax assets of $46.7 million. Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating the deferred tax asset at December 31, 1997 and March 31, 1998, Management believed that Company-wide cost reductions and productivity improvements previously implemented would return the Company to profitability in 1998. However, in view of the operating losses reported for the second quarter of 1998, Management no longer anticipates profitable operations for the year 1998. Furthermore 1998 will be the Company's fourth successive loss year. Therefore a valuation allowance of $46.7 million has been recorded in the second quarter of 1998, of which $32.4 million is reported as a provision for income taxes. The remaining portion, which relates to the minimum pension liability adjustment, has been reported as an adjustment to stockholders' equity.

NOTE 4 - PER SHARE DATA

  Per share amounts have been calculated based on weighted average shares outstanding of 4,056,140. Net loss per share for 1998 and 1997 were computed by dividing the net earnings after deducting preferred dividend requirements by the weighted average shares outstanding.

 The financial results for 1998 are subject to annual audit.

ITEM 2.   MANAGEMENT'S DISCUSSION & ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                 Liquidity and Capital Resources

  In the first half of 1998 operating activities provided $0.5 million in cash. Net losses, after adjustment for depreciation, unusual charges and the valuation allowance for deferred income taxes, used $6.8 million in cash. This was offset by accounts receivable and inventory decreases totaling $6.2 million, and increases in accounts payable and accrued expenses of $4.3 million.

  In January 1998 the Company completed the sale and leaseback transaction for the Ladle Metallurgy Facility at the Alton Plant.
This final step of the sale and leaseback transaction provided the Company with $3.6 million in cash.

  At June 30, 1998, $76.0 million in borrowings were outstanding under the Company's revolving credit portion of its bank credit facility, with unused availability of $1.5 million.
Amounts available under this facility were utilized early in the third quarter of 1998 to cover outstanding short-term commitments, primarily trade accounts payable.

  As a result of the losses reported in the second quarter, it was necessary for the Company to amend its Loan and Security Agreement ("Loan Agreement") with its Banks to obtain a waiver of financial covenant violations relating to operating results and net worth. The Company was able to obtain the waiver, and has reached agreement with its Banks on a revised total credit facility of $85.0 million, including new financial covenants for the second half of 1998. The amendment to the Loan Agreement provides that financial covenants for periods after December 31, 1998 are to be reset based on financial information available later in the year. Because the financial covenants have not as yet been determined for periods after December 31, 1998 the Company is unable to demonstrate that it expects to be in compliance with the Loan Agreement for periods after December 31, 1998. Therefore in accordance with SEC and accounting regulations the Company has classified amounts due under the Loan Agreement as a current liability.

  Management now believes that the Company will not have operating profits for 1998. As a result, the Company has developed a restructuring plan to improve operating results and enhance financial flexibility. The plan includes actions to increase short-term cash flow as well as a program to reorganize operations and improve operating efficiency for the long-term.

  The Company has held discussions with certain trade creditors with regard to outstanding accounts payable balances. The terms of repayment have not yet been finalized, but the Company anticipates that amortization will not begin until the second quarter of 1999. These creditors are continuing to supply materials to the Company.

  The plan to reorganize operations and improve operating efficiencies includes the consolidation of Wire and Tubular Operations, improvement in operations in the Melt Shop and Bar Mill at the Alton Plant, and consolidation of certain administrative functions. As a first step, in May 1998 the Board of Directors approved the program to consolidate Wire Operations by authorizing the shutdown of the Memphis Wire Plant and the transfer of all oil tempered wire production to the Fremont facility. The Memphis Wire Plant has incurred significant losses over the past several years.

  The Company's tubular products are currently produced at the Alton and Fairless Plants, with finishing operations also performed at the Vandalia Plant. With current production and shipping requirements, the Alton and Fairless Plants are each operating at levels substantially below capacity. Management is studying a plan to consolidate pipe-making operations, at either the Alton or Fairless Plants, in order to improve production efficiencies and reduce the overall costs. The Company has also made changes in the senior management of the tubular products group.

  The Company is also developing a program to improve the operating efficiency of the Melt Shop and 14" Bar Mill at the Alton Plant. Realization of these improvements will require the cooperation of the United Steelworkers' Union and the Company is discussing the situation with the Union on an ongoing basis.

  The Company recently agreed to a sub-lease of approximately one-half of its corporate office space. As a result a number of sales and administrative positions have been relocated to the Alton Plant, improving efficiency and lowering corporate overhead costs.

  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis. The Company's ability to generate such cash flow requires it to (a) maintain and comply with the terms of its Loan Agreement; (b) maintain sales levels; (c) avoid significant sales price decreases; (d) reduce costs and improve operating performance; and (e) successfully implement significant portions of its restructuring plan. While every effort is being made to accomplish the above, there can be no assurance that it will be successful.

By letter dated August 4, 1998, Nasdaq informed the Company that its Common Stock would be removed from the Nasdaq National Market System if the continued listing requirements are not met by the Company or a plan for the Company's prompt compliance is not submitted to Nasdaq on or before August 18, 1998. Current Nasdaq NMS continued listing requirements include the requirement that an issuer maintain net tangible assets of at least $4.0 million. Consequently the Company currently is out of compliance with the listing requirements and the Company does not anticipate that it will remain on the Nasdaq system.

  When the Company is removed from the Nasdaq system, trading in the Common Stock will thereafter be conducted in the over-the-counter market on an electronic bulletin board established for securities that do not meet the Nasdaq inclusion requirements, or alternatively in what are commonly referred to as the "pink sheets". As a result, an investor will find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. Consequently, removal from the Nasdaq system could affect the ability or willingness of broker-dealers to sell the Company's securities and the ability of purchasers of the Company's securities to sell their securities in the secondary market.

                      Results of Operations

  Net sales increased by $1.8 million or 1.1% in the first half of 1998 compared to the first half of 1997, primarily as a result of a 3.0% increase in steel shipments. The cost of products sold increased by $9.3 million or 6.4% in the first half of 1998 compared to the first half of 1997, reflecting higher shipments and higher production costs discussed below.

  Net sales decreased by $1.9 million or 2.4% in the second quarter of 1998 versus the 1997 second quarter, primarily as the result of a weaker product mix. The second quarter cost of products sold increased by $5.5 million or 7.8%, reflecting the higher production costs discussed below.

  A decline in contribution from the tubular product line was the single most important factor in the operating losses reported for the second quarter and first six months of 1998. A decrease in average selling prices, as well as production inefficiencies partially related to an inventory reduction program, adversely affected performance.

  In the second quarter of 1998 a decision was made to increase maintenance expenditures above normal levels at the Alton Plant in an effort to improve equipment reliability on an ongoing basis. These unbudgeted maintenance expenditures were charged to operating expenses in the second quarter. The contribution from Chain operations in the first half of 1998 was significantly below 1997, reflecting lower sales of traction chain products related to a poor winter season. An increase in average selling prices improved the contribution from SBQ Bars in the first half of 1998.

  The unusual charges in the second quarter and first half of 1998, summarized in Note 2 to the Consolidated Financial Statements, are partially related to the Company's overall plan to improve cash flow, strengthen the balance sheet and enhance financial flexibility discussed under Liquidity and Capital Resources.

  The increase in interest expense in the first half of 1998 is the result of the increase in average bank borrowings outstanding, and a slight increase in average interest rates.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: the overall demand for steel; the ability to maintain sales prices; productivity improvement programs; increases in the costs of ferrous scrap; increases in pension costs; increases in other materials and costs of production; increases in financing costs; labor relations;
increased domestic or foreign steel competition; the Company's long-term profitability; and future borrowing capacity. In addition, statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the SEC are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in sales prices for steel products;
increases in the cost of steel scrap; failure to obtain significant benefits from the Company's completed cost reduction and productivity improvement programs; increases in pension costs and funding requirements; increased domestic or foreign steel competition; future borrowing capacity; and failure of the Company to implement significant portions of its restructuring plan.

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

  (10)(a) Second Amendment to Restated Employment Agreement dated as of July 29, 1998, between Laclede Steel
            Company and Michael H. Lane.

            Instruments with respect to long-term debt issues have been omitted where the amount of securities authorized under such instruments does not exceed 10% of the total consolidated assets of the Registrant. Registrant hereby agrees to furnish a copy of any such instrument to the Commission upon its request.

            (b)  Reports on Form 8-K.

            Form 8-K dated July 30, 1998 reporting on Item 5 -
            Other Events as stated in a Press Release dated
            July 30, 1998 and on Item 7 - Financial
            Statements, Pro Forma Financial Information and
            Exhibits.

            Form 8-K dated August 6, 1998 reporting on Item 1
            - Changes in Control of Registrant

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


Date:        August 13, 1998