Form 10-Q
period 1998-06-30
LACLEDE STEEL CO /DE/
filed 1998-08-14
CIK 57187

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
   (In Thousands Except Per Share Data)


                                          Second Quarter EndeYear to Date
                                          June 30,           June 30,
                                          1998     1997      1998     1997

Net sales                                 $ 76,840 $ 78,722  $161,395 $159,568

Costs and expenses:
     Cost of products sold                  76,718   71,180   154,356  145,050
     Selling, general and adm. exp.          3,312    3,251     6,755    6,610
     Depreciation                            1,712    1,918     3,423    3,860
     Interest expense, net                   2,714    2,345     5,392    4,772
     Unusual charges (credits)              25,434       --    27,902     (987)
          Total costs and expenses         109,890   78,694   197,828  159,305

Earnings (loss) before income taxes        (33,050)      28   (36,433)     263

Provision for income taxes                  32,418       19    31,073      119

Net earnings (loss)                        (65,468)       9   (67,506)     144

Preferred stock dividend requirement           (93)     (94)     (187)    (188)

Net loss - common shareholders            $(65,561) $   (85) $(67,693) $   (44)

Basic and diluted
  net loss per share                      $ (16.16) $ (0.02) $ (16.69) $ (0.01)

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

LACLEDE STEEL COMPANY
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

                                                       Six Months Ended
                                                       June 30,
                                                       1998      1997

Cash flows from operating activities:
 Net earnings (loss)                                  $(67,506) $    144
 Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
      Depreciation                                       3,423     3,860
      Other charges                                      4,889        --
      Impairment loss - plant & equipment               21,362        --
      Gain on sale of facility                              --      (987)
      Change in deferred income taxes                   31,010        60
 Changes in assets and liabilities that
    provided (used) cash, net of effects from sale of facility:
       Accounts receivable                               2,258     2,085
       Inventories                                       3,984     1,726
       Accounts payable and accrued expenses             4,270    (2,621)
       Accrued pension cost                              3,923     4,440
       Pension cash funding                             (5,814)   (5,957)
       Accrued postretirement medical benefits          (1,596)   (1,100)
       Other assets and liabilities                        281       604
  Net cash provided by operating activities                484     2,254


Cash flows from investing activities:
  Capital expenditures                                  (2,958)     (771)
  Proceeds from sale of equipment                        3,625        --
  Proceeds from sale of facility                            --     9,319
  Payment received on note from sale of facility            --       200
  Net cash provided by investing activities                667     8,748

Cash flows from financing activities:
  Net repayments under revolving credit                   (496)   (9,285)
  Payments on long-term debt                              (636)   (1,717)
  Payment of financing costs                               (10)       (7)
  Net cash used in financing activities                 (1,142)  (11,009)

Cash and cash equivalents:
  Net increase (decrease) during the period                  9        (7)
  At beginning of year                                     186       143
  At end of period                                    $    195  $    136

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