Form 10KT405
period 1998-09-30
LACLEDE STEEL CO /DE/
filed 1999-01-19
CIK 57187

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


-----    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934
For the fiscal year ended
                         -------------------------------------
                                           OR
-----
  X      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934
For the transition period from  JANUARY 1, 1998  to  SEPTEMBER 30, 1998
                               -----------------    -------------------

Commission file number    0-3855
                       ------------

                              LACLEDE STEEL COMPANY
                              ---------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                      43-0368310
-----------------------------------                    -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

         ONE METROPOLITAN SQUARE
         211 NORTH BROADWAY
         ST. LOUIS, MISSOURI                                 63102
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (314) 425-1400 Securities
registered pursuant to Section 12(b) of the Act:   ---------------

                                                  Name of each exchange on
         Title of each class                          which registered
               NONE                                        NONE
---------------------------------            -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          $.01 PAR VALUE, COMMON STOCK
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

     At the date of filing of this report there were 4,056,140 shares of $.01 par value common stock outstanding. At December 29, 1998 the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $437,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------------

                                      NONE

                                     PART I
                              --------------------

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

                  PROCEEDINGS UNDER CHAPTER 11

         On November 30, 1998, the Company and its subsidiaries, Laclede Chain Manufacturing Company and Laclede Mid America, Inc., filed voluntary petitions seeking reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Missouri (the "Bankruptcy Court"). These petitions are being jointly administered under Case Numbers 98-53121-399, 98-53122-399 and 98-53123-399,
pursuant to Rule 1015(b) of the Federal Rules of Bankruptcy Procedure. The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as debtors-in-possession. As debtors-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court.

                  Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect pre-petition indebtedness owed by the Company are stayed and other pre-petition contractual obligations may not be enforced against the Company. In addition, as debtors-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Bankruptcy Court has approved payment of certain pre-petition liabilities such as employee wages and benefits. Furthermore, the Bankruptcy Court has allowed for the retention of legal and financial professionals.

         The Bankruptcy Court has approved an $85 million debtor-inpossession financing facility to be provided by a Bank Group led by BankAmerica Business Credit (the "DIP Facility"). The Company expects that the DIP Facility will provide it with the cash and liquidity to conduct its operations while it prepares a reorganization plan. The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's obligations. Under the provisions of the Bankruptcy Code, the Company has the exclusive right to file such plan at any time during the 120 day period following November 30, 1998. The exclusive filing time period may be extended by the Bankruptcy Court at the Company's request.

GENERAL

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

         The Company produces semi-finished steel at its Alton, Illinois Plant. Annual steelmaking capacity is estimated at 780,000 net tons. The Company purchases rods for its wire mill and the welded chain operation. On February 10, 1997 the Company sold the assets of its electric weld structural tubing operation located in Benwood, West Virginia. Sales of structural tubing accounted for approximately 6% of consolidated net sales in 1996.


         At December 31, 1996 Ivaco Inc. of Montreal, Canada owned 2,018,650 shares of the Company's common stock or 49.8% of the total number of shares outstanding. On September 26, 1997, a subsidiary of Ivaco Inc. sold one-half of the Ivaco investment in the Company to Midwest Holdings, Inc., a wholly-owned subsidiary of Birmingham Steel Corporation ("Midwest Holdings"). The securities of the Company sold consisted of 1,009,325 common shares and 183,334 shares of the Company's Series A preferred stock. The preferred shares are convertible into 859,834 common shares of the Company. The transaction was effected through the sale of a wholly-owned subsidiary of Ivaco which contained such shares to Midwest Holdings. In connection with the transaction Ivaco, among other things, gave Midwest Holdings the voting rights on Ivaco's remaining investment in the Company's common stock and, in any additional common stock Ivaco may own as a result of the conversion of Ivaco's remaining Series A preferred stock, subject to certain limitations. In addition, Ivaco agreed not to sell any portion of its remaining investment in the Company prior to September 24, 1998 and has provided Midwest Holdings with a limited right of first refusal with respect to such interests until September 24, 2002. On July 29, 1998, Robert A. Garvey, Joseph Alvarado and William R. Lucas, Jr., each of them an officer of Birmingham Steel, resigned as directors of the Company. Following this action, no representatives of Birmingham Steel held positions on the Company's Board of Directors. In addition, on September 24, 1998, Midwest Holdings notified LCL Holdings I, pursuant to Section 2 (the "Voting Agreement") of the Purchase Agreement, it was canceling the Voting Agreement and the Proxy which was granted to Midwest Holdings by LCL Holdings I on September 26, 1997, relating to the 1,009,325 Holdings I Common Shares and the 183,333 Holdings I Preferred Shares owned by LCL Holdings I (collectively, the "Shares"), as to any and all of such Shares. At September 30, 1998 Birmingham Steel Corporation and affiliates owned 1,029,325 shares of the Company's common stock or 25.4% of the total number of shares outstanding and Ivaco Inc. owned 1,009,325 shares or 24.9% of the outstanding shares.

         (B)      FINANCIAL INFORMATION
         The following table sets forth certain financial information relating to Registrant's operations:

                            NINE MONTH
                        TRANSITION PERIOD
                              ENDED       YEAR ENDED DECEMBER 31,
                                          -----------------------
                         SEPT. 30, 1998       1997      1996
                         --------------       ----      ----
(Thousands of Dollars)
Net Sales                   $232,289       $325,029   $335,381
                            ========       ========   ========

Net Loss                    $(83,812)      $ (3,007)  $ (9,985)
                            ========       ========   ========

Identifiable Assets         $216,191       $313,820   $331,110
                            ========       ========   ========


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

         (C)      DESCRIPTION OF BUSINESS (Cont'd.)

Hot Rolled Products:                  Carbon and Alloy SBQ Bars
                                      Forging Billets
                                      Special Shapes
                                      Special Processing

Wire Products:                        Cold Drawn Wire
                                      - High Carbon
                                      - Low Carbon

                                      Heat Treated Wire
                                      - Carbon Oil Tempered
                                      - Alloy Oil Tempered
                                      - Annealed

Chain:                                Welded Chain

         The following table presents, for the periods indicated, the percentage of the Company's total sales by product class:

                       Nine Month
                   Transition Period
                         Ended          Year Ended Dec. 31,
   Product           Sept. 30, 1998      1997      1996
   -------           --------------      ----      ----
   Pipe and tube          35.5%          38.0%     41.1%

   Hot Rolled             44.0%          37.8%     35.1%

   Wire                   11.8%          14.8%     13.6%

   Chain                   8.7%           9.4%     10.2%
                          -----          -----     -----

   Total                   100%           100%      100%
                          =====          =====     =====


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

         Wire Products. The Company is a major manufacturer of wire products. These products include high and low carbon wire, oil tempered wire, and annealed wire. The Company believes it is an important participant in the oil tempered wire market. Wire products are currently manufactured and finished at the Company's Fremont, Indiana Facility. The Fremont Facility is the Company's stand-alone oil tempered wire plant which the Company believes to be a state-of-the-art facility. The Company closed its Memphis, Tennessee wire mill in 1998 and sold a large portion of the assets.

         Chain Products. Laclede Chain Manufacturing Company, one of the Company's wholly owned subsidiaries, produces welded chain and also imports a significant amount of chain for resale. Laclede Chain generated in excess of $20 million in sales in the first nine months of 1998. Approximately 50% of its annual sales are attributable to sales of anti-skid devices for trucks and automobiles. The balance of the Company's chain products sales is in the hardware and industrial chain business.

         At September 30, 1998 the Company had an estimated sales backlog of approximately $30 million. Long-term sales commitments do not represent a significant portion of the business. Research and development activities of the Company have not been material.

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

         In the months ahead management will be reviewing all of the operations to develop a plan to improve the long-term profitability of the Company and maximize cash flow. The Company will also be exploring alternatives to strengthen the balance sheet of the Company.

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

         Domestic. The Company faces competition from regional minimill companies and fully integrated steel mills, and such competition can be expected to continue. Moreover, the addition of new sheet capacity in the industry has had and will continue to have a favorable impact on production costs of the Company's tubular product competitors. The Company also expects increased competition in its bar product business as announced increases in capacity materialize.

         Foreign. The Company also faces competition from foreign steel producers. Foreign competition increased in 1998 to unprecedented levels and may further increase in the future, due to factors such as changes in currency exchange rates, repeal of duties on foreign-produced steel or the enactment of restrictive or burdensome regulations or taxes that affect domestic but not foreign steel manufacturers. Many foreign steel producers are owned, controlled or subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions.

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

         Specifically, like all electric arc furnace (EAF) steel producers, the Company generates EAF dust as part of the steelmaking process. For some time, the EPA has classified EAF dust as a designated hazardous waste. Over a period of years, the Company accumulated approximately 145,000 tons of this material on-site at the Alton Plant, pending development of technology for economical treatment. The Company received approval of a modified closure plan for disposition of this existing EAF dust with the Illinois EPA, and has completed the closure of all piles in place.

         In December 1997, the Company idled its High Temperature Metal Recovery facility ("HTMR") after the facility was damaged in an accident. This facility was used to dispose of the Company's EAF dust generated in the Alton Facility. During 1998, management disposed of the EAF dust through alternative methods. In 1998 Management evaluated the HTMR facility and the decision was made to permanently shut-down the operation.

         Employees. As of September 30, 1998, the Company employed approximately 1,300 employees, approximately 250 of whom are classified as management, administrative and sales personnel.

         The Company's 665 hourly employees at the Alton Plant are covered by a collective bargaining agreement that expires in September of 2001. None of the Company's other employees are covered by a collective bargaining agreement. The Company has never experienced a strike, and it believes that its relations with its employees are good. The compensation for the majority of the Company's employees is based partially on productivity in accordance with various incentive plans.

         ITEM 2.           PROPERTIES.

         The Company's steelmaking facilities are located on a 400- acre site in Alton, Illinois, and consist of two electric furnaces with a combined rated production capacity of over 780,000 net tons per year, a ladle metallurgy facility, a continuous bloom casting facility, a roughing mill and 14-inch bar mill, 8-inch bar mill, 22-inch strip mill and facilities for the manufacture of continuous butt-weld pipe. The Company also has a pipe finishing plant in Vandalia, Illinois, a chain manufacturing plant in Maryville, Missouri, and a wire oil tempering facility in Fremont, Indiana. The Company operates a pipe mill in Bucks County, Pennsylvania which is leased from USX Corporation. The lease expires September 30, 2001 with an option to renew until September 30, 2006.

         The Company's property is well maintained and adequate for production of its existing product line. The majority of the Company's properties are owned in fee. For its executive offices the Company presently leases space in the Metropolitan Square Building in downtown St. Louis under a lease expiring on April 30, 2004.

         ITEM 3.           LEGAL PROCEEDINGS.

                  The Company and its subsidiaries, Laclede Chain Manufacturing Company and Laclede Mid America, Inc., filed voluntary petitions seeking reorganization under Chapter 11 of the United States Bankruptcy Code on November 30, 1998. Additional information related to the filing is set forth under Part 1, Item 1 and Part II, Item 7 of this Form 10-K and Note 1 of the Notes to Consolidated Financial Statements. Such information is incorporated herein by reference.

         There are other various claims pending involving the Company and its subsidiaries with respect to environmental, hazardous substance, product liability, personal injury, and other matters arising out of the routine conduct of it business. Such claims which arose prior to November 30, 1998 are subject to the automatic stay of the United States Bankruptcy Code.

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS.

                           None


                                          PART II
                                 ------------------------

         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Laclede's common stock is traded on the OTC Bulletin Board System and the symbol is LCLD. As of January 5, 1999 there were approximately 515 stockholders of record.

         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. (Cont'd.)

         Market
         Price Range              1998                   1997
         -----------              ----                   ----
         Quarter            High        Low         High        Low
                            ----        ---         ----        ---
           First          $ 5-5/8     $ 3         $ 5        $ 3-1/8
           Second           5-1/4       3-1/4       4-5/8      3-5/8
           Third            3-3/8         1/4       5-3/16     3-1/2
           Fourth             5/8         1/8       6          3-7/8


         Dividends Per
         Share Paid on
         Common Stock            1998                  1997
         ------------            ----                  ----
                                 None                  None

         Payment of dividends on common stock was limited by the Company's Loan and Security Agreement and is prohibited by the DIP Facility. See Note 6 to the Company's Consolidated Financial Statements. In addition, the Certificate of Designation for the Company's outstanding Series A Preferred Stock provides that the Company shall not declare or pay any dividends on the Company's common stock unless full cumulative dividends have been paid or declared on the Series A Preferred Stock. At this date, full cumulative dividends have not been paid or declared on the Series A Preferred Stock.

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

         ITEM 6.           SELECTED FINANCIAL DATA.

                           FIVE-YEAR FINANCIAL SUMMARY
                           ---------------------------

                                    (In Thousands of Dollars Except Per Share Data)

                               Nine Month
                            Transition Period               Year Ended Dec. 31,
                                  Ended          ----------------------------------------
                              Sept. 30, 1998     1997        1996        1995        1994
                              --------------     ----        ----        ----        ----
Net Sales                       $ 232,289      $325,029    $335,381    $320,350    $341,289
Net Earnings (Loss)*            $ (83,812)     $ (3,007)   $ (9,985)   $(10,137)   $  4,462
Basic and Diluted Net
 Earnings (Loss) per share*     $  (20.73)     $  (0.83)   $  (2.50)   $  (2.50)   $   1.10
Other Financial Data
  Total assets                  $ 216,191      $313,820    $331,110    $349,778    $343,251
  Working capital                 (78,734)       55,899      62,001      87,759      88,906
  Capital expenditures              3,848         3,016      10,726      13,847      14,747
  Long-term debt                       --       109,157     107,889     118,791     100,801
  Stockholders' equity (deficit) (103,019)       21,101      17,245      16,518      53,743
  Stockholders' equity (deficit)
   per common share             $  (25.40)     $   5.20    $   4.25    $   4.07    $  13.25
  Cash dividends per common
   share                        $      --      $     --    $     --    $     --    $     --

* Includes restructuring, asset impairment and other charges which reduced net earnings in 1998 by $27.6 million or $6.83 per share and in 1996 by $1.6 million or $.38 per share and in 1995 by $11.4 million or $2.81 per share.


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

         The Company has experienced continuing operating losses since 1995. In early 1998, management developed a plan to reorganize operations and improve operating efficiencies. This plan included the consolidation of Wire and Tubular Operations, improvement in operations in the Melt Shop and Bar Mill at the Alton Plant, and consolidation of certain administrative functions. As a first step, in May 1998, the Board of Directors approved the program to consolidate Wire Operations by authorizing the shutdown of the Memphis Wire Plant and the transfer of all oil tempered wire production to the Fremont facility. The Memphis Wire Plant had incurred significant losses over the past several years. The shutdown of the Memphis Plant and consolidation of Wire Operations in the Fremont Plant was completed in the third quarter of 1998.

         The Company's tubular products are currently produced at the Alton and Fairless Plants, with finishing operations also performed at the Vandalia Plant. With current production and shipping requirements, the Alton and Fairless Plants are each operating at levels substantially below capacity. Management's plan includes consolidation of pipe-making operations, at either the Alton or Fairless Plants, in order to improve production efficiencies and reduce the overall costs.

         The Company is also developing a program to improve the operating efficiency of the Melt Shop and 14" Bar Mill at the Alton Plant. Realization of these improvements requires the cooperation of the United Steelworkers' Union and the Company has been discussing the situation with the Union on an ongoing basis.

         In connection with the development of its reorganization plan the Company has made a number of changes in senior management, including replacement of the President and C.E.O. and Vice President of Operations.

         The Company's ability to carry out its plan to reorganize operations and improve operating efficiency was affected by greater than anticipated losses due to the deterioration in steel demand and selling prices since the end of 1997, particularly in the third quarter of 1998. As a result of losses and their effect on financial covenants in the Company's Loan and Security Agreement, the Company amended such covenants or obtained waivers from the Banks in both the first and second quarters of 1998. The operating losses for the third quarter of 1998 again resulted in a violation of the financial covenants in the Loan and Security Agreement. In addition, the Company failed to make required payments on the 1976 Pollution Control Revenue Bonds, due on October 1, 1998, and is in default under the terms of the financing agreement for such bonds.

         In order to preserve its operational strength and the assets of its businesses, on November 30, 1998, the Company sought protection of the federal bankruptcy laws by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11 the Company will continue to conduct business in the ordinary course under the protection of the Bankruptcy Court, while a reorganization plan is developed to restructure its obligations and its operations. There can be no assurance that the reorganization plan will be successful.

OPERATING RESULTS 1996 TO 1998

         On October 22, 1998 the Company changed its fiscal year end from December 31 to September 30 of each year effective September 30, 1998. Accordingly, results of operations for the transition period cover a nine month period.

         The net loss for 1998 was $83.8 million. In 1998 the Company recorded asset impairment and other charges of $27.6 million, including a loss of approximately $4.6 million related to the shutdowns of its Memphis plant, and $15.4 million related to the HTMR facility. In the first nine months of 1998 the Company also recorded charges in connection with the retirements of several officers of the Company. Included in this amount is approximately $5.8 million in primarily non-cash settlement and curtailment expenses relating to the Company's Key Employee Retirement Plan.

         The Company also recorded a provision for income taxes of $31.1 million, reflecting a valuation allowance for deferred tax assets. See Note 5 to the Consolidated Financial Statements for additional discussion.

         The net loss for 1997 was $3.0 million. In the first quarter of 1997 the Company realized an after-tax gain of $.6 million on the sale of its Benwood Facility.

         The net loss for 1996 was $10.0 million which included a $1.6 million ($1.0 million after tax) charge for an early retirement incentive in the fourth quarter discussed in Note 7 to the Consolidated Financial Statements.

         The change in net sales for the last three fiscal periods is analyzed as follows:

                                 (In Thousands)
                   ----------------------------------------------
                    Nine Months Ended
                    Sept. 30, 1998 Vs.
                    Nine Months Ended
                     Sept. 30, 1997   1997 Vs. 1996 1996 Vs. 1995
                   ------------------ ------------- -------------
Increase (Decrease)
 in net sales            $(13,067)      $(10,352)      $ 15,031
                         --------       --------       --------
Comprised of:
  Increase (Decrease)
    in volume            $(5,562)       $(13,107)      $ 32,192
  Increase (Decrease)
    in price             $(7,505)       $  2,755       $(17,161)

         In the 1998 transition period, the decrease in net sales of $13.1 million compared to nine months ended September 30, 1997 reflects a 2.6% decrease in steel shipments which primarily occurred in the third quarter.

         In the third quarter of 1998 steel shipments declined 14.0% when compared to the third quarter of 1997. This reflects the overall decline in demand for steel products and the unprecedented increase in foreign imports.

         For the nine months ended September 30, 1998 pipe and tubular selling prices declined about 4.5%. This was partially offset by higher price realizations on hot rolled and wire products.

         Cost of products sold increased $10.1 million in the first nine months of 1998 versus the comparable period of 1997, despite the decrease in shipping volume. This reflects the impact of the

Company's inventory reduction program on production and maintenance costs per ton. In addition, the Company's gross margins were negatively impacted by the shutdown of the Memphis Wire Operations, as well as increases in workers' compensation expenses and provision for slow moving and obsolete inventories.

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

         Cost of products sold decreased by $17.4 million in 1997 versus 1996 reflecting a 3.4% decline in shipments, the effect of cost reductions implemented in late 1996, and lower costs for the Company's basic raw material, ferrous scrap. The Company also continued to benefit from the productivity gains which it began to experience in most of its operations in the second half of 1996.

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

         In 1996 and 1997 scrap prices declined, with average scrap prices in 1997 about 4% lower than 1995. Average scrap prices decreased slightly in the first nine months of 1998 vs. 1997

         In addition to demand for steel, there are other factors affecting the supply of scrap that could be considered structural changes, including the growth in electric furnace production which is almost totally dependent on ferrous scrap as a raw material.

         Selling, general and administrative expenses increased slightly in the nine months ended September 30, 1998 due to higher professional fees related to restructuring.

         Selling, general and administrative expenses were lower in 1997 compared to 1996 primarily as a result of reductions in the salaried workforce.

         Interest expense increased in 1998 primarily due to interest charges related to past due payable obligations.

         The 1997 decrease in interest expense compared to 1996 is due to a decrease in average borrowings outstanding.

         General inflation has not had a significant effect on the Company's sales and revenues, which are more related to factors such as domestic steel capacity, currency levels, demand for the Company's products, and the impact of foreign steel imports. Imported steel typically has the greatest impact on the Company's tubular products.

Subsequent Event

         The Company announced on January 14, 1999 that, in accordance with its Labor Agreement, it had given formal notice to the United Steelworkers of America of its intention to permanently discontinue the operations of its Alton, Illinois Tube Mill. Although the Company informed officials of the Union of its intention, at this date, the Company remains willing to explore other alternatives with the Union. The Company expects to meet with the Union in the near future to determine whether there are realistic alternatives to closing the Alton Tube Mill. The shutdown of the Alton Tube Mill would not occur before April 15, 1999.

         The Company has been studying a plan to consolidate its pipe operations at either the Alton Plant or its Fairless, Pennsylvania Pipe Mill since the summer of 1998. The Company believes consolidation of pipe operations would allow it to operate more efficiently and reduce excess pipe-making capacity.
The preliminary decision to concentrate operations at the Fairless Plant reflects the Company's belief that Fairless Pipe Mill's capabilities are better than those of the Alton Tube Mill, and the prohibitive cost of relocating related equipment. Shutdown of the Alton Tube Mill could affect the employment of as many as 200 employees of the Alton Plant. After a final decision is made one of the Company's pipe-making facilities may be sold or abandoned, and recording of an impairment charge is likely at that time.

DIVISIONS AND SUBSIDIARIES

         The Company's subsidiary, Laclede Mid America Inc. operates an oil tempered wire facility in Fremont, Indiana. In 1998 the Fremont Plant increased its production of certain higher grades of oil tempered wire, utilizing technology developed in connection with the project to produce wire for suspension springs.

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

         Under an agreement with USX Corporation the Company leases the Pipe Mill Operations located at the Fairless Works in Bucks County, Pennsylvania. Shipments of continuous weld pipe from the Fairless Plant represented 31% of tubular products sales in 1997 and 33% in the first nine months of 1998.

         The Company also operates a tubular finishing plant in Vandalia, Illinois. The Vandalia facility processes semi-finished pipe produced at the Alton Pipe Mill. Shipments of continuous weld pipe from the Vandalia Plant represented 45% of tubular products sales in 1997 and 40% in the first nine months of 1998.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

         For the nine month transition period ended September 30, 1998 operating activities provided $4.5 million in cash. Cash flow from financing activities used $5.5 million in cash, reflecting a $4.1 million reduction in revolving credit borrowings under the Company's Loan and Security Agreement, and $1.4 million in long-term debt payments.

         Investing activities provided $1.0 million in cash flow in the nine-months ended September 30, 1998. In January 1998 the Company completed the sale and leaseback transaction for the Ladle Metallurgy Facility at the Alton Plant. This note receivable collection under the sale and leaseback transaction provided the Company with $3.6 million in cash. In September 1998 the Company completed the sale of a portion of the Memphis Wire Plant, realizing approximately $1.2 million in cash. Capital expenditures for the nine months ended September 30, 1998 totaled $3.8 million.

         At September 30, 1998, $72.5 million in borrowings were outstanding under the Company's revolving credit portion of its Loan and Security Agreement, with unused availability of $4.1 million. Amounts available under this facility were utilized in October 1998 to cover outstanding short-term commitments, primarily trade accounts payable.

         On November 30, 1998, the Company obtained an $85.0 million thirteen month debtor-in-possession financing facility from its existing lenders, which replaced its existing Bank Credit Facility. On December 23, 1998 the court issued an Order approving the new facility.

         The $85.0 million DIP Facility provides for revolving credit loans based on accounts receivable and inventory levels with advance rates comparable to the prior Bank Credit Facility. Under terms of the DIP Facility, the Company also has access to additional availability in excess of that provided under the previous agreement. As of December 31, 1998 the Company had unused availability under its DIP Facility of approximately $11.0 million.

         In connection with the DIP Facility, as amended, the Company must maintain compliance with several restrictive financial covenants, including the maintenance of specified levels of operating cash flow and minimum operating contributions from the Alton Steel operations, as defined.

         The Company's projections indicate that availability under the debtor-in-possession facility should be adequate to finance its operations through 1999 and all planned capital expenditures, which will not exceed $6.5 million during the thirteen-month term of the facility ending December 31, 1999.

         Although the Company believes that the anticipated cash flow from future operations and borrowings under the DIP Facility should provide sufficient liquidity for the Company to meet its debt service requirements, satisfy covenants under the DIP Facility and fund ongoing operations, there can be no assurance these or other possible sources will be adequate.

YEAR 2000 MATTERS

                  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

                  The Company has been focused on the Year 2000 issue since 1996. The first phase of the Company's Year 2000 management was to designate a project leader, identify specific plant and business operation team leaders and create a list of business and information systems and non-information systems that required assessment. The second phase was to form teams to evaluate identified systems for Year 2000 compliance. The Company has completed phase one and two and begun phase three, which is to develop a schedule to achieve compliance and begin to repair and/or replace non-compliant systems. The Company expects to be Year 2000 compliant in all material respects by the fourth quarter of calendar 1999.

                  Business and Information Systems ("IT Systems"): The Company believes that its mainframe business computer system is fully Year 2000 compliant except for its accounts receivable software which is scheduled to be brought into compliance during the first quarter of calendar 1999. The Company also has twenty desktop computers that will require replacement during 1999.

                  Non-IT Systems: There are a number of non-IT system issues at the Company's Alton, Illinois facility. Several systems related to the electric melt shop will require software upgrades or replacement including the power measurement software, the ladle metallurgy furnace, the castor control system and the chemical analysis equipment. The Alton facility's 14-inch mill also has a number of systems that will require software upgrades or replacement including the process logic control system and the mill's tracking device and monitor equipment. In addition, the Company has been unable to independently evaluate several systems related to the Alton 14-inch mill and is awaiting response from various equipment or software vendors as to Year 2000 compliance.

                  No material Year 2000 compliance issues have been identified at the Company's Fremont Wire Mill, Fairless Hills Pipe Mill or the Vandalia Pipe Finishing Facility.

                  For the nine month period ended September 30, 1998, expenditures related to Year 2000 issues were immaterial. The Company estimates that additional expenses of $250,000 will be necessary to fully upgrade or replace all non-Year 2000 compliant systems. All costs associated with this conversion are being expensed as incurred.

                  Customers and Vendors: The Company has communicated with its significant customers and vendors to understand their Year 2000 issues and how they might prepare themselves to manage these issues as they relate to the Company. To date, no significant customers or vendors have informed the Company that a material Year 2000 issue exists which would have a material effect on the Company. One of the Company's primary sources of electricity, however, has informed the Company that the utility's critical systems will not be Year 2000 compliant until September 1999. If such utility were unable to achieve full Year 2000 compliance before December 31, 1999, and electricity is unavailable at such date, such facility of the Company would be unable to conduct manufacturing operations which would be a material adverse event.

                  The Company is in the process of developing a comprehensive contingency plan to address Year 2000 compliance matters that would interfere with or interrupt its manufacturing process. Although this plan has not been finalized, initial recommendations from the Company's Year 2000 project leader include the intentional shut-down of the Alton facility immediately prior to Saturday, January 1, 2000 and a systematic start-up of each separate operating unit within the Alton facility on the next scheduled day of plant operations.

                  During calendar 1999, the Company will continually review its progress against its Year 2000 plans and conclude on the appropriate and feasible contingency plans to reduce its exposure to Year 2000 related issues.

                  Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. If the Company or its customers or vendors identify Year 2000 issues in the future, however, and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-K, contain various "forwardlooking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the overall demand for steel; statements regarding the ability to maintain sales prices; statements regarding productivity improvement programs; statements regarding the Company's profitability; statements regarding future borrowing capacity; statements regarding Year 2000 compliance and statements regarding future pension funding requirements. In addition, statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC are intended to identify forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-Q and 8-K and further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in sales prices for steel products; increases in the cost of steel scrap; failure to obtain significant benefits from the Company's cost reduction and productivity improvement programs; increased domestic or foreign steel competition; decreases in the market value of the Company's qualified pension plan assets; increases in financing costs, labor relations, and adverse developments arising from the Chapter 11 proceedings and adverse developments in the timing or results from the Company's current business plan.


         ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
                           RISK

                           None.


         ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The index to the Financial Statements of the Company and the independent auditors' report of Deloitte & Touche LLP appear on pages 27 and 53.


         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                           None.


                                              PART III
                                       -----------------------

         ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         (a) Certain information with respect to each of the directors of the Company is set forth below, including any positions they hold with the Company and their business experience the past five years:

NAME, AGE, OTHER POSITIONS WITH THE COMPANY,                    SERVED AS
PRINCIPAL OCCUPATION AND DIRECTORSHIPS OF                       A DIRECTOR
OTHER COMPANIES                                                   SINCE
----------------------------------------------                  ----------

Michael H. Lane, 55 . . . . . . . . . . . . . .                    1997
         Vice President-Finance, Treasurer and Secretary of the Company (January 1983 to date).

NAME, AGE, OTHER POSITIONS WITH THE COMPANY,                    SERVED AS
PRINCIPAL OCCUPATION AND DIRECTORSHIPS OF                       A DIRECTOR
OTHER COMPANIES                                                   SINCE
----------------------------------------------                  ----------

Wayne P. E. Mang, 61  . . . . . . . . . . . . .                    1997
         President and Chief Operating Officer, Russel
         Metals (steel product processor and
         distributor) (1982 to 1997). Director of Wainbee Holdings, Inc., Maverick Tube
         Corporation and International Trading Group

Philip R. Morgan, 50  . . . . . . . . . . . . .                    1997
         President, Chief Executive Officer and
         Director, Morgan Construction Company
         (supplier of steel rolling mill technology and equipment) (1986 to date).

Robert H. Quenon, 70  . . . . . . . . . . . . .                    1992
         Mining Consultant (1991 to date); Chairman of the Board, Federal Reserve Bank of
         St. Louis (1993 to 1995); Chairman (1990 to 1991) and President and Chief Executive
         Officer (1983 to 1990) of Peabody Holding
         Company, Inc. (coal mining and sales);
         Director of Ameren Corporation.

George H. Walker III, 67  . . . . . . . . . . .                    1990
         Chairman of the Board, Stifel Financial
         Corp. (investment banking firm) and its
         principal subsidiary, Stifel, Nicolaus &
         Company, Incorporated (stock brokerage
         firm) (1979 to date); Director of Laidlaw
         Corp., EAC Corporation, Western & Southern
         Life Insurance Company and Macroeconomic
         Advisers.

         The executive officers of the Company and their ages are as follows:
         NAME                AGE                        POSITION
         ----                ---                        --------

Thomas E. Brew, Jr.          56                President and Chief
                                               Executive Officer

Michael H. Lane              55                Vice President-Finance,
                                               Treasurer and Secretary

Larry J. Schnurbusch         51                Vice President-Administration

Ralph M. Cassell             56                Vice President

Thomas W. Calhoun            45                Vice President & General
                                               Manager-Tubular Products

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

         Ralph M. Cassell was appointed President Laclede Wire Company (Laclede Mid America) and Laclede Chain Manufacturing Company on October 28, 1998. Mr. Cassell is Vice President of Laclede Steel Company. Prior to October 1998 Mr. Cassell served as Vice President and General Manager of Laclede Wire Company and also as Director Quality Management for Laclede Steel Company.

         Thomas W. Calhoun was appointed Vice President and General Manager of Tubular Products on April 8, 1998. Prior to joining
Laclede, Mr. Calhoun was the Vice President responsible for The
Heidtman Steel Products, Inc., Granite City, IL facility.


         ITEM 11.          EXECUTIVE COMPENSATION.

         The following table presents summary information concerning compensation for services rendered to the Company during the nine month period ending September 30, 1998 and each of the last three fiscal years by those persons who at September 30, 1998 were the Chief Executive Officer and the other executive officers.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                 Annual Compensation
                                        --------------------------------------
                                                                  Other Annual     All Other
    Name and            Nine                          Bonus       Compensation   Compensation
Principal Position     Months    Year   Salary($)     ($)(1)         ($)(2)         ($)(3)
------------------     ------    ----   ---------     ------         ------         ------
Thomas E. Brew, Jr.(4)  1998            $439,808(4)   $   --        $     --       $    --
President and Chief
Executive Officer

John B. McKinney(5)     1998            $273,375      $   --        $     --       $18,956
Retired President and            1997    364,500          --          29,025        39,761
Chief Executive Officer          1996    364,500          --         288,923        39,471
                                 1995    364,500          --         562,528        36,848

Michael H. Lane(6)      1998            $182,628      $   --        $     --       $17,252
Vice President-                  1997    243,504          --          13,101        19,773
Finance, Treasurer               1996    243,504          --         190,293        19,767
and Secretary                    1995    243,504          --         339,222        14,964

J. W. Hebenstreit(5)    1998            $163,002      $   --        $     --       $ 7,520
Retired Vice                     1997    243,504          --          10,223        17,746
President-Operations             1996    243,504          --         156,875        17,678
                                 1995    243,504          --         312,005        12,915

Larry J. Schnurbusch    1998            $133,506      $   --        $ 90,384       $10,212
Vice President-                  1997    178,008          --          75,724        11,477
Administration                   1996    178,008          --         122,503        11,431
                                 1995    178,008          --         125,771         6,943

Ralph M. Cassell        1998            $120,030      $   --        $     --       $ 3,332
Vice President                   1997    111,000       28,860             --         3,733
                                 1996    108,000          --              --         3,668
                                 1995     99,000          --              --         1,293

(1) No bonuses were earned under the Company's Discretionary Incentive Compensation Plan for the years reported. Mr. Cassell's 1997 bonus was earned based on results from wire operations.

(2) Amounts reported as Other Annual Compensation consist primarily of income tax payments related to Company contributions to the Key Employee Retirement Plan. Such contributions represent taxable income to Plan participants and, under the terms of the Plan, the Company is obligated to reimburse participants for the payment of such taxes.

         Certain perquisites which the executive officers received in 1995, 1996, 1997 and 1998 the aggregate amount of which did not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus, are not included in other Annual Compensation.

(3) The amounts shown represent life insurance premiums paid by the Company on behalf of the executive officers and matching amounts paid by the Company under a defined contribution plan.

(4) Payments were made to Argus Management Corporation, which employs Mr. Brew who was engaged by the Board of Directors in February 1998. He is the Executive Vice President of Argus Management Corporation.

(5) Mr. McKinney and Mr. Hebenstreit retired from the Company prior to September 30, 1998 but were paid according to their employment contracts through October 31, 1998.

(6) Mr. Lane has entered into an amendment to his employment agreement with the Company, see "Employment Contracts" below.

         The Company did not grant any stock appreciation rights or stock options in 1998 and all aspects of prior plans have expired.


                                  BENEFIT PLANS
                                  -------------

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

         The aggregate annual benefits payable pursuant to the Pension Plan, the Supplement Plan and Federal Social Security at various assumed salary levels and retirement ages are summarized as follows:

                                                 Estimated Annual Retirement
                                            Benefit at the Respective Ages Listed
                                            -------------------------------------
Salary Level*                               50          53          56         60
------------                             -------     -------     -------    -------
175,000 . . . . . . . . . . . . . . .   $ 85,313    $ 93,844    $102,375   $113,750
225,000 . . . . . . . . . . . . . . .    109,688     120,656     131,625    146,250
275,000 . . . . . . . . . . . . . . .    134,063     147,469     160,875    178,750
325,000 . . . . . . . . . . . . . . .    158,438     174,281     190,125    211,250
375,000 . . . . . . . . . . . . . . .    182,813     201,094     219,375    243,750
425,000 . . . . . . . . . . . . . . .    207,188     227,906     248,625    276,250
475,000 . . . . . . . . . . . . . . .    231,563     254,719     277,875    308,750
525,000 . . . . . . . . . . . . . . .    255,938     281,531     307,125    341,250
575,000 . . . . . . . . . . . . . . .    280,313     308,344     336,375    373,750
625,000 . . . . . . . . . . . . . . .    304,688     335,156     365,625    406,250
675,000 . . . . . . . . . . . . . . .    329,063     361,969     394,875    438,750

* Salary level assumes the average of the highest average aggregate three consecutive calendar year earnings for eligible executive officers during the last ten years of their employment.

         Messrs. Lane and Schnurbusch have accumulated 26 and 30 credited years of service respectively. The current salary level for the executive officers eligible for benefits under the Supplement Plan is: Mr. Lane, $326,193 and Mr. Schnurbusch, $221,627; Messrs. McKinney and Hebenstreit had accumulated 41 and 30 credited years of service, respectively, as of the date of their retirement. The salary level eligible for benefits at retirement for Mr. McKinney was $547,243 and for Mr. Hebenstreit was $326,193.Upon termination of employment, a covered employee or his beneficiary at any time prior to commencement of benefits under the Supplement Plan may select the payment of all benefits due under the Supplement Plan in one lump sum payment. The Supplement Plan's funds are held and invested by a trustee. Pursuant to the November 14, 1990 amendment to the Supplement Plan (the "1990 Amendment") the funds held under the Supplement Plan for Messrs. McKinney, Hebenstreit and Lane were transferred to separate trusts under which the employees participating in the Supplement Plan were the direct beneficiaries. Because such trusts were fully funded, the Company had no further payment requirements as a result of the retirement of Mr. McKinney and Mr. Hebenstreit, and has no payment requirement with respect to future termination of employment of Mr. Lane. The Company's payment requirements to any other executive officer are subject to the jurisdiction of the Bankruptcy Court and no further payments are anticipated.

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

                            COMPENSATION OF DIRECTORS
                            -------------------------

         Directors who are not otherwise employed by the Company receive a $1,125 monthly retainer and a per diem fee of $1,125, plus expenses, for Board or committee meetings attended. The Chairman of the Board receives a $2,250 monthly retainer fee.

                              EMPLOYMENT CONTRACTS
                              --------------------

                  On November 23, 1998, the Company, Argus Management Corporation and Mr. Brew entered into a Consulting Agreement (the "Consulting Agreement"). Pursuant to the Consulting Agreement, Argus Management Corporation agreed to continue to provide Mr. Brew to act as the President and Chief Executive Officer of the Company for a weekly fee of $12,000. The Consulting Agreement may be terminated by either the Company or Argus Management with or without cause by giving four weeks prior notice. Messrs. McKinney, Hebenstreit, Lane and Schnurbusch each has an employment agreement with the Company (the "Employment Agreements"). Although Mr. McKinney left the Company on February 23, 1998, the Company had a contractual obligation to continue to pay his annual salary of $364,500 and benefits through August 2, 1999, the termination date of his Employment Agreement. Although Mr. Hebenstreit left the Company on July 31, 1998, the Company had a contractual obligation under his Employment Agreement to pay his minimum salary of $243,500 through August 2, 1999. The Company discontinued payments under each of Mr. McKinney and Mr. Hebenstreit's agreement in November 1998 and intends to reject such employment agreements in connection with Bankruptcy Court proceedings. On July 29, 1998, Mr. Lane and the Company entered into an amendment to his Employment Agreement providing that Mr. Lane will continue as Vice President-Finance, Treasurer and Secretary of the Company until December 31, 1999. If Mr. Lane remains an employee of the Company until December 31, 1999 or if Mr. Lane is terminated by the Company without "cause" (as defined in his Employment Agreement), the Company will pay Mr. Lane two severance payments, each of which will be equal to one half of his minimum annual salary of $243,500. Such severance payments shall be paid on January 2, 2000 and April 1, 2000. Effective July 30, 1996, Mr. Schnurbusch's Employment Agreement provides for a minimum salary of $178,000 for his services as Vice President-Administration. The Employment Agreement for Mr.
Schnurbusch continues through August 2, 1999.

         ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT.

         The following information is furnished with respect to each person known by management of the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, each director of the Company, each executive officer of the Company and all directors and executive officers as a group. The information is furnished as of December 1, 1998.

                                                                         Shares of
                                                                         Series A
                                    Shares of                            Preferred
                                  Common Stock                            Stock
Name and Address of               Beneficially         Percent of      Beneficially        Percent of
Beneficial Owner                    Owned (1)            Class            Owned (1)          Class
-------------------               ------------         ----------      ------------        ----------
Birmingham Steel Corporation (2)   1,029,325             25.38%           183,334             44.00%
1000 Urban Center Drive, Suite 300
Birmingham, AL  35242

Ivaco Inc. (2) . . . . . .         1,009,325             24.88%           183,333             44.00%
Place Mercantile
770 rue Sherbrooke ouest
Montreal, Quebec, Canada H3A 1G1

Ralph M. Cassell . . . . .                50               *                  --                --
Michael H. Lane  . . . . .            10,600               *                5,000              1.20%
Wayne P. E. Mang . . . . .               100               *                  --                --

Thomas E. Brew, Jr.  . . .                --               *                  --                --
Philip R. Morgan . . . . .             1,000               *                  --                --

Robert H. Quenon . . . . .               300               *                  --                --
Larry J. Schnurbusch . . .             7,730               *                5,000              1.20%
George H. Walker III . . .             1,000 (3)           *                  --                --

All Directors and Executive
Officers as a Group
(9 persons)  . . . . . . .            20,780               *               36,667              2.4%

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

(2) On September 26, 1997, a subsidiary of Ivaco Inc. ("Ivaco"), sold one-half of the Ivaco investment in the Company to a wholly-owned subsidiary of Birmingham Steel Corporation ("Midwest Holdings"). The securities of the Company sold consisted of 1,009,325 common shares and 183,334 shares of the Company's Series A preferred stock. The preferred shares are convertible into 859,834 common shares of the Company. The transaction was effected through the sale of a wholly-owned subsidiary of Ivaco which contained such shares to Midwest Holdings. In connection with the transaction Ivaco, among other things, gave Midwest Holdings the voting rights on Ivaco's remaining investment in the Company's common stock and, in any additional common stock Ivaco may own as a result of the conversion of Ivaco's remaining Series A preferred stock, subject to certain limitations. In addition, Ivaco agreed not to sell any portion of its remaining investment in the Company prior to September 24, 1998 and has provided Midwest Holdings with a limited right of first refusal with respect to such interests until September 24, 2002. On July 29, 1998, Robert A. Garvey, Joseph Alvarado and William
         R. Lucas, Jr., each an officer of Birmingham Steel, resigned as directors of the Company. Following this action, no representatives of Birmingham Steel held positions on the Company's Board of Directors. In addition, on September 24, 1998, Midwest Holdings notified LCL Holdings I, pursuant to Section 2 (the "Voting Agreement") of the Purchase Agreement, it was canceling the Voting Agreement and the Proxy which was granted to Midwest Holdings by LCL Holdings I on September 26, 1997, relating to the 1,009,325 Holdings I Common Shares and the 183,333 Holdings I Preferred Shares owned by LCL Holdings I (collectively, the "Shares"), as to any and all of such Shares. This information is based upon Schedule 13D forms of Ivaco and Birmingham Steel, filed on September 30, 1997 and October 8, 1998, respectively.

(3) Does not include 1,000 shares of Common Stock owned by Mr. Walker's wife. Mr. Walker disclaims beneficial ownership of such shares.

         ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Prior to January 1, 1998, the Company was self-insured for workers' compensation liabilities. Ivaco Inc. guaranteed a $4.0 million surety bond covering such liabilities. Claims paid subsequent to December 31, 1997 related to pre-1998 occurrences will be charged against the surety bond held by Ivaco Inc.


                                     PART IV
                             -----------------------


         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (A)      DOCUMENTS FILED AS PART OF THIS REPORT

         The following is an index of the financial statements and schedules included in this Report.

             (1)           FINANCIAL STATEMENTS

                           LACLEDE STEEL COMPANY AND SUBSIDIARIES


                                                             Page
                                                             ----
Consolidated Statements of Operations for the nine
  months ended September 30, 1998 and the years ended
  December 31, 1997 and 1996 . . . . . . . . . . . . . . .    34

                                                             Page
                                                             ----

Consolidated Balance Sheets, September 30, 1998
  and December 31, 1997  . . . . . . . . . . . . . . . . .    33

Consolidated Statements of Stockholders' Equity
  (Deficit) Nine Months ended September 30, 1998
  and for the years ended December 31, 1997 and 1996 . . .    35

Consolidated Statements of Cash Flows Nine Months
  ended September 30, 1998 and for the years ended
  December 31, 1997 and 1996 . . . . . . . . . . . . . . .  36-37

Notes to Consolidated Financial Statements . . . . . . . .  38-54

Independent Auditors' Report on Financial Statements . . .  31-32


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

         (3)(b)            By-laws of Registrant amended October 21, 1998.

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

         (4)(d) Third Amendment dated August 11, 1998 to the Company's Restated Loan and Security Agreement.

         (4)(e) Registrant's Postpetition Loan and Security Agreement dated December 1, 1998.

         (4)(f) First Amendment to Postpetition Loan and Security Agreement dated December 23, 1998.


         (4)(g) Certificate of Designation of Series A Preferred Stock dated July 30, 1996. (Incorporated by reference to Exhibit (4)(i) in the Registrant's Quarterly Report on Form 10-Q for June 30, 1996.)

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

         (10)(e) First Amendment dated as of March 24, 1998 to the Restated Employment Agreement between Laclede Steel Company and Michael H. Lane. (Incorporated by reference to Exhibit (10)(e) of Registrant's Annual Report on Form 10-K dated December 31,
                           1997.)

         (10)(f) Second Amendment dated as of July 29, 1998 to the Restated Employment Agreement between Laclede Steel Company and Michael H. Lane. (Incorporated by reference to Exhibit (10)(a) of Registrant's Quarterly Report on Form 10-Q dated June 30,
                           1998.)

         (10)(g) Registration Rights Agreement dated July 30, 1996 between Laclede Steel Company and Ivaco Inc., John B. McKinney, Michael H. Lane, J. William Hebenstreit, Larry J. Schnurbusch and H. Bruce Nethington. (Incorporated by reference to Exhibit (10)(d) of Registrant's Quarterly Report on Form 10-Q dated June 30, 1996.)

         (10)(h) Restated Key Employee Retirement Plan dated October 16, 1996. (Incorporated by reference to Exhibit (10)(g) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         (10)(i) Asset Purchase Agreement dated January 10, 1997 between Excaliber Tubular Corporation and Laclede Steel Company. (Incorporated by reference to Exhibit
                           (10)(h) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         (10)(j) Consulting Agreement dated November 23, 1998 between Argus Management Corporation, Thomas E. Brew, Jr. and Laclede Steel Company.

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


                                (B) REPORTS ON FORM 8-K

                  Form 8-K reporting on Item 5 - Other Events, dated September 30, 1998. The Company reported that it failed to make certain bond payments.

                  Form 8-K reporting on Item 5 - Other Events, dated October 23, 1998. The Company reported that it changed its fiscal year end to September 30 of each year.

                  Form 8-K reporting on Item 3 - Bankruptcy, dated November 30, 1998. The Company reported that it and its subsidiaries, Laclede Chain Manufacturing Company and Laclede Mid-America Inc., filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


  January 13, 1999                     /s/ Thomas E. Brew, Jr.
--------------------                -----------------------------
         Date                             Thomas E. Brew, Jr.
                                              President
                                      Principal Executive Officer


  January 13, 1999                     /s/ Michael H. Lane
--------------------                -----------------------------
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



  January 13, 1999                     /s/ Wayne P. E. Mang
--------------------                -----------------------------
         Date                              Wayne P. E. Mang
                                        Chairman of the Board


  January 11, 1999                     /s/ Philip R. Morgan
--------------------                -----------------------------
         Date                              Philip R. Morgan
                                               Director


  January 13, 1999                     /s/ Robert H. Quenon
--------------------                -----------------------------
         Date                              Robert H. Quenon
                                               Director


  January 13, 1999                     /s/ George H. Walker III
--------------------                -----------------------------
         Date                              George H. Walker III
                                               Director

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Laclede Steel Company and Chapter 11 Trustee of
  Laclede Steel Company:

We have audited the accompanying consolidated balance sheets of Laclede Steel Company and Subsidiaries (Debtors-in-Possession) as of September 30, 1998 and December 31, 1997, and the related statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the nine months ended September 30, 1998 and for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Laclede Steel Company and Subsidiaries at September 30, 1998 and December 31, 1997, and the results of their operations and their cash flows for the nine months ended September 30, 1998 and each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 1, on November 30, 1998, the Company filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations, negative working capital, stockholders' capital deficiency and defaults under the Company's debt agreements raise substantial doubt about its ability to continue as a going concern.

Management's plans concerning these matters are also discussed in Note
1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.





December 23, 1998

LACLEDE STEEL COMPANY AND SUBSIDIARIES (DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------------------------

                                                                                        SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                                                      1998                 1997
CURRENT ASSETS:
  Cash and cash equivalents                                                               $    192              $    186
  Accounts receivable - less allowances of $3,172 in 1998
    and $2,412 in 1997                                                                      39,761                40,282
  Prepaid expenses                                                                           1,936                 1,238
  Inventories:
    Finished                                                                                37,871                45,823
    Semi-finished                                                                           11,595                18,166
    Raw materials                                                                            3,478                 4,681
    Supplies                                                                                12,922                14,136
                                                                                          --------              --------
           Total inventories
                                                                                            65,866                82,806
                                                                                          --------              --------
           Total current assets                                                            107,755               124,512
                                                                                          --------              --------
NONCURRENT ASSETS:
  Deferred income taxes                                                                         --                45,400
  Intangible pension costs                                                                  12,271                14,652
  Other                                                                                      7,118                18,238
                                                                                          --------              --------
           Total noncurrent assets
                                                                                            19,389                78,290
                                                                                          --------              --------
PLANT AND EQUIPMENT - At cost:
  Land                                                                                       1,544                 1,499
  Buildings                                                                                 27,784                27,681
  Machinery and equipment                                                                  191,250               210,490
                                                                                          --------              --------

                                                                                           220,578               239,670
  Less accumulated depreciation                                                            131,531               128,652
                                                                                          --------              --------
           Total plant and equipment                                                        89,047               111,018
                                                                                          --------              --------
TOTAL                                                                                     $216,191              $313,820
                                                                                          ========              ========

See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                                                        1998                 1997
CURRENT LIABILITIES:
  Accounts payable                                                                                     $  56,357          $  42,682
  Accrued compensation                                                                                     5,400              6,269
  Current portion of long-term debt                                                                      106,048              2,356
  Accrued costs of pension plans                                                                          15,000             13,577
  Other                                                                                                    3,684              3,729
                                                                                                       ---------          ---------
           Total current liabilities
                                                                                                         186,489             68,613
                                                                                                       ---------          ---------
NONCURRENT LIABILITIES:
  Accrued costs of pension plans                                                                          57,328             36,864
  Accrued postretirement medical benefits                                                                 73,470             75,864
  Other                                                                                                    1,923              2,221
                                                                                                       ---------          ---------

           Total noncurrent liabilities                                                                  132,721            114,949

LONG-TERM DEBT                                                                                                --            109,157
                                                                                                       ---------          ---------
COMMITMENTS AND CONTINGENCIES - Note 9

STOCKHOLDERS' EQUITY (DEFICIT):

  Convertible preferred stock, no par value, authorized 2,000,000 shares;
    issued and outstanding 416,667 shares (liquidation preference of $6,250)                                  83                 83
  Common stock, $.01 par value, authorized 25,000,000 shares;
    issued and outstanding 4,056,140 shares                                                                   41                 41
  Capital in excess of par                                                                                59,482             59,763
  Accumulated deficit                                                                                    (99,119)           (15,307)
  Accumulated other comprehensive loss                                                                   (63,506)           (23,479)
                                                                                                       ---------          ---------

           Total stockholders' equity (deficit)                                                         (103,019)            21,101

TOTAL                                                                                                  $ 216,191          $ 313,820
                                                                                                       =========          =========

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
YEARS ENDED DECEMBER 31, 1997 AND 1996
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 NINE MONTHS
                                                                                     ENDED                      YEAR ENDED
                                                                                 SEPTEMBER 30,                 DECEMBER 31,
                                                                                 -------------        ------------------------------
                                                                                     1998                1997               1996
NET SALES                                                                         $ 232,289           $ 325,029           $ 335,381

COSTS AND EXPENSES:
  Cost of products sold                                                             233,585             299,570             316,954
  Selling, general and administrative expenses                                       10,466              13,654              14,201
  Depreciation                                                                        5,081               7,696               7,743
  Interest expense - net                                                              8,183              10,046              11,163
  Asset impairments and other charges                                                27,646                (987)              1,559
                                                                                  ---------           ---------           ---------

           Total costs and expenses                                                 284,961             329,979             351,620
                                                                                  ---------           ---------           ---------

LOSS BEFORE INCOME TAXES                                                            (52,672)             (4,950)            (16,239)

PROVISION (BENEFITS) FOR INCOME TAXES
                                                                                     31,140              (1,943)             (6,254)
                                                                                  ---------           ---------           ---------

NET LOSS                                                                            (83,812)             (3,007)             (9,985)

PREFERRED STOCK DIVIDEND REQUIREMENT                                                   (281)               (375)               (156)
                                                                                  ---------           ---------           ---------
NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS                                                                      (84,093)             (3,382)            (10,141)

OTHER COMPREHENSIVE INCOME (LOSS):
  Minimum pension liability adjustment                                              (25,637)             11,674               7,707
  Income tax provision (credit)                                                      14,390               4,436               2,929
                                                                                  ---------           ---------           ---------

           Total other comprehensive income (loss)                                  (40,027)              7,238               4,778
                                                                                                      ---------           ---------

COMPREHENSIVE INCOME (LOSS)                                                       $(124,120)          $   3,856           $  (5,363)
                                                                                  =========           =========           =========

BASIC AND DILUTED NET LOSS PER SHARE                                              $  (20.73)          $   (0.83)          $   (2.50)
                                                                                  =========           =========           =========



See notes to consolidated financial statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
YEARS ENDED DECEMBER 31, 1997 AND 1996
(IN THOUSANDS, EXCEPT SHARE DATA)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 NINE MONTHS
                                                                                     ENDED                      YEAR ENDED
                                                                                 SEPTEMBER 30,                 DECEMBER 31,
                                                                                 -------------        ------------------------------
                                                                                     1998                1997               1996
CONVERTIBLE PREFERRED STOCK:
  Beginning balance                                                               $      83           $     83           $     --
  Issuance of 416,667 shares of convertible preferred
    stock                                                                                                                      83
  Ending balance
                                                                                  ---------           --------           --------
                                                                                         83                 83                 83
                                                                                  ---------           --------           --------
COMMON STOCK (4,056,140 shares issued):
  Beginning balance                                                                      41                 41             54,081
  Reduction in par value of common stock                                                                                  (54,040)
                                                                                  ---------           --------           --------
  Ending balance                                                                         41                 41                 41
                                                                                  ---------           --------           --------

CAPITAL IN EXCESS OF PAR VALUE:
  Beginning balance                                                                  59,763             60,138                247
  Issuance of 416,667 shares of convertible preferred
    stock                                                                                                                   6,007
  Reduction in par value of common stock                                                                                   54,040
  Dividend requirement on convertible preferred stock                                  (281)              (375)              (156)
                                                                                  ---------           --------           --------
  Ending balance                                                                     59,482             59,763             60,138
                                                                                  ---------           --------           --------
ACCUMULATED DEFICIT:
  Beginning balance                                                                 (15,307)           (12,300)            (2,315)
  Net loss                                                                          (83,812)            (3,007)            (9,985)
                                                                                  ---------           --------           --------
  Ending balance                                                                    (99,119)           (15,307)           (12,300)
                                                                                  ---------           --------           --------

ACCUMULATED OTHER COMPREHENSIVE
 INCOME (LOSS):
   Beginning balance                                                                (23,479)           (30,717)           (35,495)
   Other comprehensive income (loss)                                                (40,027)             7,238              4,778
                                                                                  ---------           --------           --------
   Ending balance                                                                   (63,506)           (23,479)           (30,717)


TOTAL STOCKHOLDERS' EQUITY
(DEFICIT)                                                                         $(103,019)          $ 21,101           $ 17,245
                                                                                  =========           ========           ========




See notes to consolidated financial statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
YEARS ENDED DECEMBER 31, 1997 AND 1996
(IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        NINE MONTHS
                                                                                           ENDED                  YEAR ENDED
                                                                                        SEPTEMBER 30,            DECEMBER 31,
                                                                                        -------------     --------------------------
                                                                                           1998             1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                               $(83,812)        $ (3,007)        $ (9,985)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation                                                                          5,081            7,696            7,743
      Asset impairments and other charges                                                  25,260             (987)           1,559
      Change in deferred income taxes                                                      31,010           (2,279)          (6,424)
      Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                                                 521           (1,510)          (1,485)
          Inventories                                                                      16,940            3,504           17,173
          Accounts payable, accrued expenses and other assets                              12,961           (2,983)          10,306
          Pension cost less than funding                                                   (1,066)          (4,977)          (5,429)
          Accrued postretirement medical benefits                                          (2,394)          (3,918)          (1,649)
                                                                                         --------         --------         --------

           Net cash provided by (used in) operating activities                              4,501           (8,461)          11,809
                                                                                         --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                     (3,848)          (3,016)         (10,726)
  Proceeds from sale of assets                                                              1,422           10,972            4,000
  Cash from notes receivable                                                                3,396

           Net cash provided by (used in) investing activities                                970            7,956           (6,726)
                                                                                         --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (repayments) under revolving credit loan                                   (4,087)             390           (8,415)
  Proceeds from term loan                                                                                    4,079
  Payments on long-term debt                                                               (1,378)          (3,329)          (2,462)
  Proceeds from issuance of convertible preferred stock                                                                       6,090
  Payment of financing costs                                                                                  (592)            (314)
                                                                                         --------         --------         --------
           Net cash provided by (used in) financing activities                             (5,465)             548           (5,101)
                                                                                         --------         --------         --------


                                                                     (Continued)

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
YEARS ENDED DECEMBER 31, 1997 AND 1996
(IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 NINE MONTHS
                                                                                     ENDED                      YEAR ENDED
                                                                                 SEPTEMBER 30,                 DECEMBER 31,
                                                                                 -------------        ------------------------------
                                                                                     1998                1997               1996

CASH AND CASH EQUIVALENTS:
  Net increase (decrease) during the period                                        $      6            $     43            $    (18)
    At beginning of period                                                              186                 143                 161
                                                                                   --------            --------            --------

    At end of period                                                               $    192            $    186            $    143
                                                                                   ========            ========            ========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                                     $  8,309            $ 10,057            $ 10,476
      Income tax payments (refunds) - net                                          $    130            $    337            $ (1,317)


See notes to consolidated financial statements.                      (Concluded)

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
YEARS ENDED DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

1.    BANKRUPTCY PROCEEDINGS

      On November 30, 1998, as a result of a decline in Laclede Steel Company's and subsidiaries (the "Company") results of operations during the nine months ended September 30, 1998 reflecting, among other factors the deterioration in steel demand and selling prices since the end of last year, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and began operating its businesses as debtors-in-possession under the supervision of the Bankruptcy Court. A statutory creditors committee has been appointed in the Chapter 11 case. As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Filing for the purpose of identifying all prepetition claims against the Company.

      In the Chapter 11 case, substantially all of the liabilities as of the filing date are subject to settlement under a plan of reorganization. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. Schedules will be filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the debtors as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

      Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for these items.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced operating losses since 1995 and has recently experienced significant difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. As such, the Company has been in violation of various financial covenants and has been in technical default under its Loan and Security Agreement. In addition, the Company failed to make required payments on its 1976 Pollution Control Revenue Bonds which were due on October 1, 1998; consequently, the Company is in default under the terms of the 1976 Pollution Control Revenue Bonds. Absent the possible effects of a Chapter 11 reorganization, such conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      The Company, as debtors-in-possession, entered into a Loan and Security Agreement dated as of December 1, 1998 (as amended on December 23, 1998), with BankAmerica Business Credit, Inc., as agent and lender, under which the Company may borrow up to $85 million, subject to adequate collateral levels, to fund ongoing operating requirements (the "DIP Facility"), which has been approved by the Bankruptcy Court. The DIP Facility provides for revolving credit based on a formula including accounts receivable and inventory balances similar to the previous Loan and Security Agreement. See Note 6 for further description. As of November 30, 1998, the Company had approximately $68.6 million outstanding under the facility and approximately $11.1 million of unused available funds. The DIP Facility matures on December 31, 1999.

2.    NATURE OF OPERATIONS

      The Company is a manufacturer of carbon and alloy steel products, including pipe products, hot rolled products, wire products and welded chain. The Company's continuous butt weld pipe is sold in the U.S. and Canada to distributors and manufacturers. Hot rolled products consist primarily of special quality bars sold to manufacturers to be cold drawn or forged. Wire products include high and low carbon wire, oil tempered wire used for mechanical springs, overhead door springs, automotive suspension and brake springs, and annealed wire and rod. Laclede Chain Manufacturing Company, a wholly owned subsidiary, produces chain products and also imports a significant amount of chain. Approximately one-half of the chain business is attributable to sales of anti-skid devices for trucks and automobiles and the balance is in sales of hardware and industrial chain.

3.    CHANGE IN FISCAL YEAR

      Effective September 30, 1998 the Company changed its year end from December 31 to September 30. The consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows are presented for the nine months ended September 30, 1998 and each of the two years in the period ended December 31, 1997. For comparative purposes only, the following table presents the condensed results of operations for the nine months ended September 30, 1998 and 1997:



                                                                                             NINE MONTHS ENDED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS                                                 SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                             ----------------------------------
                                                                                        1998                       1997
                                                                                                              (UNAUDITED)
NET SALES                                                                            $ 232,289                 $ 245,356

COSTS AND EXPENSES                                                                     284,961                   244,202
                                                                                     ---------                 ---------
EARNINGS (LOSS) BEFORE INCOME TAXES                                                    (52,672)                    1,154

PROVISION (BENEFITS) FOR INCOME TAXES                                                   31,140                       489
                                                                                     ---------                 ---------

NET INCOME (LOSS)                                                                    $ (83,812)                $     665
                                                                                     =========                 =========

BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE                                      $  (20.73)                $    0.09
                                                                                     =========                 =========

4.    ACCOUNTING POLICIES

      The Company's significant accounting policies are summarized as follows:

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Laclede Steel Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

      CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with a maturity of three months or less at date of purchase to be cash equivalents.

      INVENTORIES - Inventories of finished and semi-finished products, raw materials and supplies are stated at the lower of cost, predominantly moving average, or market. Market determination is based on the net realizable value of the total of the components of each major category of inventory.

      PLANT AND EQUIPMENT - Plant and equipment, consisting primarily of steelmaking and related facilities, are carried at cost. Major renewals and betterments are capitalized, while replacements, rebuilding costs and repairs are charged to operations.

      DEPRECIATION - The Company follows the policy of providing for depreciation of plant and equipment by charging operations with amounts sufficient to amortize the cost over the following estimated useful lives:

             Buildings and improvements                  20 to 45 years
             Machinery and equipment                      4 to 25 years
             Office furniture and equipment               6 to 10 years

      Depreciation is computed on the straight-line method for financial reporting purposes.

      IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER INTANGIBLE ASSETS - Management periodically reviews the carrying value of its long-lived tangible and intangible assets to determine if an impairment has occurred or whether changes in circumstances have occurred that would require a revision to the remaining useful life. In making such determination, management evaluates the performance, on an undiscounted basis, of the underlying operations or assets which give rise to such amount. See Note 8 for further discussion of impairment charges.

      INCOME TAXES - Deferred income taxes are provided for the temporary differences between the tax basis of the Company's assets and liabilities and their financial reporting amounts at each year end, utilizing currently enacted tax rates. During 1998, the Company recorded a $72.5 million valuation allowance for the net deferred tax assets. See Note 5 for further discussion and a description of significant temporary differences.

      PER SHARE DATA AND PREFERRED STOCK DIVIDENDS - Per share amounts for the nine months ended September 30, 1998, and the years ended December 31, 1997 and 1996 have been calculated based on weighted average shares outstanding of 4,056,140. Net loss per share was computed by dividing the net loss, after deducting convertible preferred dividend requirements of $281,000 in 1998, $375,000 in 1997, and $156,000 in 1996, by the weighted average shares outstanding.

      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      CERTAIN SIGNIFICANT ESTIMATES - Amounts reported for pensions and postretirement medical benefits and their related deferred tax assets are subject to significant fluctuation due to changes in interest rates.

      CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS - The Company manufactures steel from steel scrap generated in the course of its steel production and purchased in the open market from numerous scrap suppliers. Since it does not produce its own raw materials, the Company is subject to the fluctuation in prices and availability of scrap.

      Approximately 50% of the Company's employees are covered by a collective bargaining agreement, which expires in September 2001. As discussed above, under the Bankruptcy Code any executory contract may be rejected by the Company with the approval of the Bankruptcy Court.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - As of December 31, 1997, the fair value of the Company`s financial instruments, including cash and cash equivalents, receivables, payables and long-term debt approximated its carrying value. The fair value of the notes receivable and debt were based on management's estimates and such instruments carried interest rates approximating market rates. As discussed in Note 1, the Company filed for protection under the Bankruptcy Code on November 30, 1998. Although management continues to believe that the fair value of such items approximated their carrying values at September 30, 1998, the impact of the bankruptcy filing on the ultimate value of the Company's financial instruments is not determinable at this time.

      RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS - During 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 130, Reporting Comprehensive Income, FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits.

      FASB Statement No. 130 established standards for reporting and display of comprehensive income in a full set of financial statements. In addition to displaying an amount for net income (loss), the Company is now required to display other comprehensive income (loss), which includes other changes in equity (deficit).

      FASB Statement No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and also established standards for related disclosures about products and services, geographic areas, and major customers. Management has considered the requirements of this Statement and as discussed in Note 12, believes the Company operates in one business segment. Supplement enterprise-wide information has been provided by product line. Substantially all revenue is generated from sales made in the U.S.

      FASB Statement No. 132 revised employers' disclosures about pensions and other postretirement benefit plans. This statement did not change the measurement or recognition of these plans.

5.    INCOME TAXES

      At December 31, 1997, the Company had net deferred tax assets of $45.4 million. FASB Statement No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating deferred tax assets as of December 31, 1997, management believed that Company-wide cost reductions and productivity improvements previously implemented would return the Company to profitability during 1998, as discussed further below. While the Company operated at approximately break-even before non-cash charges during the first quarter of 1998, significant operating losses were incurred during the second quarter. In view of the significant operating losses for the last six months of fiscal 1998, management no longer believes that operating income will be sufficient to realize the Company's tax benefits. Consequently, a valuation allowance of $72.5 million has been recorded, of which $48.3 million is reflected in the provision for income taxes and the remaining amount is reflected as an adjustment to the minimum pension liability, reported as a reduction of stockholders' equity (deficit).

      As of December 31, 1997, management believed that it was more likely than not that all of the net operating loss ("NOL") carryforwards would be utilized prior to their expiration. The NOL carryforwards, as well as the existing deductible temporary differences, with the exception of differences relating to the minimum pension liability adjustment and the postretirement medical benefits, were largely offset by the existing taxable temporary differences relating to accelerated depreciation which were scheduled to reverse within the carryforward period.

      Furthermore, any recorded deferred tax assets associated with these future tax benefits which would not be offset by the reversal of the accelerated depreciation were expected to be realized by the achievement of future profitable operations. The Company experienced profitable operations in 1993, 1994 and 1995, exclusive of nonrecurring/unusual charges in connection with restructuring and modifying the operations of the Company. While the Company experienced significant operating losses in 1996, management believed 1997 would have been a profitable year were it not for the unanticipated losses associated with the union contract negotiations, the related decrease in productivity in the periods surrounding the termination of the contract and the year-end inventory write-offs. The Company has had a history of generating NOL carryforwards and then utilizing such NOL carryforwards to reduce regular income taxes in future periods. Therefore, management believed that no valuation allowance was necessary for the deferred tax assets at December 31, 1997.

      Federal and state income taxes are associated with operating income
      (loss), as well as other comprehensive income (loss) (additional minimum pension liabilities). The Company's provision for (benefit from) income taxes for both statement of operations and other comprehensive income
      (loss) is as follows (in thousands):


                                                                                  NINE MONTHS
                                                                                     ENDED
                                                                                  SEPTEMBER 30,           YEAR ENDED DECEMBER 31,
                                                                                                       -----------------------------
                                                                                      1998               1997                1996
STATEMENT OF OPERATIONS:
  Current and deferred taxes, exclusive of valuation
    allowance                                                                      $(17,205)           $ (1,943)           $ (6,254)
  Valuation allowance                                                                48,345
                                                                                   --------            --------            --------
          Total                                                                      31,140              (1,943)             (6,254)
                                                                                   --------            --------            --------


OTHER COMPREHENSIVE INCOME (LOSS):
  Current and deferred taxes, exclusive of valuation
    allowance                                                                        (9,742)              4,436               2,929
  Valuation allowance                                                                24,132
                                                                                   --------            --------            --------
                                                                                     14,390               4,436               2,929
                                                                                   --------            --------            --------
           Total                                                                   $ 45,530            $  2,493            $ (3,325)
                                                                                   ========            ========            ========

      The provision (benefit) for income taxes consists of the following (in thousands):


                                                                                    NINE MONTHS
                                                                                        ENDED
                                                                                    SEPTEMBER 30,         YEAR ENDED DECEMBER 31,
                                                                                    -------------       ----------------------------
                                                                                        1998               1997              1996
Current state income tax provision                                                   $    130           $    336           $    170
Deferred income tax provision (benefit) (exclusive of
  the effects of the valuation allowance)                                             (17,335)            (2,279)            (6,424)
Increase in valuation allowance for deferred tax assets
  (including an increase to the beginning of period
   valuation allowance of $31,010)                                                    48,345
                                                                                     --------           --------           --------

Provision (benefit) for income taxes                                                 $ 31,140           $ (1,943)          $ (6,254)
                                                                                     ========           ========           ========


      Deferred tax assets and liabilities are comprised of the following (in thousands):



                                                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                                                        1998                 1997

Deferred tax assets:
  Minimum pension liability adjustment                                                               $ 24,132              $ 14,390
  Postretirement medical benefits                                                                      27,919                30,801
  Net operating loss and alternative minimum tax carryovers                                            40,429                29,981
  Allowances on receivables                                                                             1,205                   979
Other                                                                                                   3,531                 3,559
                                                                                                     --------              --------
           Total deferred tax assets                                                                   97,216                79,710
                                                                                                     --------              --------


Deferred tax liabilities:
  Depreciation                                                                                        (24,739)              (29,621)
  Other                                                                                                    --                (4,689)
                                                                                                     --------              --------
           Total deferred tax liabilities                                                             (24,739)              (34,310)
                                                                                                     --------              --------


Net deferred tax asset                                                                                 72,477                45,400
Valuation allowance                                                                                   (72,477)                   --

           Net deferred tax asset                                                                    $     --              $ 45,400
                                                                                                     ========              ========


      In conjunction with the Alternative Minimum Tax Rules ("AMT"), the Company had available AMT credit carryforwards of approximately $2.5 million, which may be used indefinitely to reduce regular federal income taxes. Additionally, for tax purposes, the Company had available as of September 30, 1998, NOL carryforwards for regular federal income tax purposes of approximately $99.8 million. These NOL carryforwards expire in various amounts from 2008 through 2013. Subsequent to September 30, 1998, the Company received a refund of approximately $4.5 million from the Internal Revenue Service in connection with the carryback of certain losses incurred in 1997.

      The applicable statutory federal income tax rate of 34% for the nine months ended September 30, 1998 and each of the two years ended December 31, 1997 and 1996 is reconciled to the effective income tax rate as follows (in thousands):


                                                                                       1998               1997              1996
Federal income tax credit computed at statutory tax rate                             $(17,908)          $(1,651)          $(5,503)
Change in valuation allowance                                                          48,345
State income taxes net                                                                                     (399)             (819)
Other                                                                                     703               107                68
                                                                                     --------           -------           -------

Provision (benefit) for income taxes                                                 $ 31,140           $(1,943)          $(6,254)
                                                                                     ========           =======           =======

      Deferred tax assets were decreased in 1997 by $4,436,000 and in 1996 by $2,929,000 as a result of the tax effects of the minimum pension liability adjustment. See Note 7 for further discussion.

      Under Section 382 of the Internal Revenue Code of 1986, as amended, if the percentage of stock (by value) of a corporation (the "Loss Corporation") that is owned by one or more "five-percent shareholders" has increased by more than 50 percentage points over the lowest percentage of stock owned by the same shareholders during a three year testing period (an "Ownership Change"), the use of pre-ownership change net operating losses of the Loss Corporation following such Ownership Change will be limited based on the value of the Loss Corporation immediately before the Ownership Change occurs (a "Section 382 Limitation"). Although the Company believes that the transactions consummated pursuant to the Purchase Agreement between Ivaco and Birmingham Steel on September 26, 1997, in which Birmingham Steel acquired approximately 25% of the Company's common stock from Ivaco, should not result in an Ownership Change, future transactions involving persons who are not or who during the ensuing thirty-six month period become "five-percent shareholders" as defined in Section 382 may trigger an Ownership Change. If such an Ownership Change occurs, the Company's use of its existing net operating loss carryovers at such time will be subject to a Section 382 Limitation based on the value of the Company on the date of such an Ownership Change.

      There are numerous and complex tax issues associated with the Company's filing for protection under Chapter 11 of the Bankruptcy Code and the future reorganization, such as potential abandonment of assets, discharge of indebtedness or sale of property. The impact of these tax issues will effect the amount of tax attribute carryforwards and deferred taxes; however, such impact cannot be determined at this time.

6.    DEBT

      Long-term debt consists of the following (in thousands):


                                                            SEPTEMBER 30,             DECEMBER 31,
                                                               1998                      1997
       Bank Loan and Security Agreement:
          Revolving Loan                                     $ 72,429                  $ 76,516
          Term Loan                                             7,629                     8,582

       Solid Waste Disposal Revenue Bonds:
         8.375% Bonds                                           5,905                     6,275
         8.5% Bonds                                             9,430                     9,430

       8% Pollution Control Revenue Bonds                       8,040                     8,040

       8% Industrial Development Revenue Bonds                    615                       670

       Note Payable                                             2,000                     2,000
                                                             --------                  --------

                                                              106,048                   111,513

       Less amounts currently due                             106,048                     2,356

                                                             $     --                  $109,157
                                                             ========                  ========

      SECURED DEBT - At September 30, 1998, the Company had a Loan and Security Agreement with three banks, which had been amended and restated to provide a total credit facility, subject to a borrowing base formula, of up to $85.0 million and a term loan of $7.6 million. The amount available under the Revolving Loan was approximately $4.1 million at September 30, 1998. Interest on the Revolving Loan was payable at either prime plus 2% or a Eurodollar rate, at the Company's option. Interest on the Term Loan was payable at either prime plus 2-1/2% or a Eurodollar rate, also at the Company's option. Under the terms of the Loan and Security Agreement, the Company granted security interests in accounts receivable and inventory to the participating banks. The Term Loan was secured by certain plant and equipment.

      In connection with the Company's bankruptcy filing, the Bankruptcy Court has authorized the Company to borrow funds under an amended and restated Loan and Security Agreement (the "DIP Facility"). The DIP Facility provides for revolving credit based on eligible accounts receivable and inventory similar to the previous Loan and Security Agreement. At November 30, 1998, the petition date, the Company had approximately $68.6 million outstanding under the facility and approximately $11.1 million of unused available funds. The Facility matures on December 31, 1999.

      Interest is payable monthly on postpetition revolving loans which bear interest, at the Company's option, at a floating rate (which is based on 2% plus the Bank of America reference rate ("Prime") or a Eurodollar rate at the Company's option which was approximately 9% at December 31, 1998.

      As security for all postpetition obligations and prepetition liabilities, virtually all assets of the Company and subsidiaries have been granted as collateral to the Loan and Security Agreement, except for certain assets of Laclede Chain Manufacturing Company described below.

      In connection with the Loan and Security Agreement, as amended, the Company must maintain compliance with several restrictive financial covenants, including the maintenance of specified levels of operating cash flow and minimum operating contributions from the Alton Steel operations, as defined.

      As part of the modifications to the Loan and Security Agreement in existence at September 30, 1998, the Company received in 1997 the approval of parties to the Solid Waste Revenue Bonds to eliminate certain negative financial covenants contained therein and to substitute therefore certain collateral. Subsequent to that substitution, the only remaining negative financial covenant with respect to the Solid Waste Revenue Bonds is that the Company may not without the prior written consent of the Issuer of the Bonds (i) borrow from its subsidiary, Laclede Chain Manufacturing Company, or (ii) take cash advances from Laclede Chain Manufacturing Company, except to the extent that the aggregate principal amount of all such borrowings and cash advances at any one time do not exceed $7,000,000. Collateral granted to the Trustee of the Solid Waste Revenue Bonds for the benefit of the bondholders consists of (i) all of the issued and outstanding shares of Laclede Chain Manufacturing Company and (ii) all of Laclede Chain Manufacturing Company's machinery and equipment now owned or thereafter acquired.

      Effective May 22, 1995 a subsidiary of the Company entered into a Note Agreement for $2,000,000 bearing interest of Citibank NY Prime rate plus 1%. Principal is due upon the original maturity date of May 22, 2001 and interest is payable monthly. At September 30, the interest rate was 9.5%.

      UNSECURED DEBT - In connection with the Pollution Control Bonds, the Company is required to comply with various covenants relating to limits on liabilities as defined in the Bond Agreement dated October 1, 1976. At September 30, 1998, the Company was not in compliance with these covenants. Additionally, the Company failed to make the required payments and consequently, effective as of October 1, 1998, the Company was in default under the Agreement.

      The Company was party to a Paying Agent Agreement in which the Paying Agent assisted the Company in purchasing certain raw material. The terms of this agreement required the Company to pay a commission of 1.5% on all purchases plus a fee on the invoice amount. Amounts purchased under this agreement were included in accounts payable and amounted to $9,877,000 and $5,984,000 as of September 30, 1998 and December 31, 1997. As of September 30, 1998, this agreement has been terminated by the Paying Agent.

      Pursuant to the bankruptcy proceedings, and giving consideration to the defaults on several of the agreements, all outstanding debt has been classified as current. Effective November 30, 1998, all outstanding debt of the Company was stayed and will be subject to compromise.

7.    EMPLOYEE BENEFITS

      DEFINED BENEFIT PENSION PLANS - The Company has several noncontributory defined benefit pension plans providing retirement benefits for substantially all employees. Benefits under the plans are primarily based on years of service and employee's compensation prior to retirement. Annual pension plan funding is based on the range of deductible contributions permitted by ERISA regulations, taking into account the Company's current income tax situation.

      The components of pension cost are as follows (in thousands):


                                                                                NINE MONTHS
                                                                                    ENDED                       YEAR ENDED
                                                                                SEPTEMBER 30,                  DECEMBER 31,
                                                                                -------------         ------------------------------
                                                                                    1998                1997                 1996
Service cost                                                                     $  1,265             $  1,742             $  2,111
Interest cost on projected benefit obligation                                      10,184               13,710               13,868
Expected return on plan assets                                                     (8,778)             (12,068)             (12,275)
Net amortization of:
  Unrecognized transition obligation                                                1,398                1,584                1,584
  Unrecognized net loss                                                             2,456                3,419                2,747
  Unrecognized prior service costs                                                  1,255                1,307                1,544
                                                                                 --------             --------             --------

Net periodic pension cost                                                           7,780                9,694                9,579
Settlement and curtailment losses recognized                                        5,813                                     1,559
                                                                                                      --------             --------

Total pension cost                                                               $ 13,593             $  9,694             $ 11,138
                                                                                 ========             ========             ========


      Included in total pension cost for the nine months ended September 30, 1998 is an expense of $5.8 million recognized in connection with the write-off of all remaining deferred costs of the Company's Key Employee Retirement Plan. As discussed in Note 8, several officers of the Company retired or terminated services during the period. In addition, any remaining deferred cost associated with the Plan was charged to expense as a result of the change in the actuarial calculation relating to estimated future service years for the remaining two employees in the Plan.

      In the fourth quarter of 1996, the Company presented an early retirement incentive offer to certain hourly employees at the Alton Plant. Approximately 90 employees elected to accept the offer and retired during the quarter. In accordance with applicable accounting standards, the Company recorded a noncash charge of $1.6 million representing a pension curtailment loss and the cost of special termination benefits.

      The projected benefit obligations at September 30, 1998 and December 31, 1997 were determined using assumed discount rates of 6.75% and 7.25%, respectively. For all plans other than the Laclede Hourly Employees Pension Plan, the average assumed rate of increase in compensation levels was 2% for all years. Reflecting the Labor Agreement for Alton hourly employees, a 1% rate of increase in compensation was assumed for all years for such plan. The weighted average assumed long-term rate of return on the market-related value of plan assets was 10% for 1998, 9.9% for 1997 and 9.8% for 1996.

A summary of the funded status and changes in the funded status of the Plans, is as follows (in thousands):

                                                                      NINE MONTHS
                                                                          ENDED              YEAR ENDED
                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                          1998                 1997
Change in benefit obligation:
  Benefit obligations at beginning of period                            $200,760             $200,043
  Service cost                                                             1,265                1,742
  Interest cost                                                           10,184               13,710
  Actuarial losses                                                        14,871                7,238
  Benefits paid                                                          (31,106)             (21,973)
                                                                        --------             --------

           Benefit obligations at end of period                          195,974              200,760
                                                                        --------             --------

Change in plan assets:
  Fair value of plan assets at beginning of period                       148,706              130,333
  Actual return (loss) on plan assets                                     (4,169)              25,675
  Employer contribution                                                    9,604               14,671
  Benefits paid                                                          (31,106)             (21,973)
                                                                        --------             --------

           Fair value of plan assets at end of period                    123,035              148,706
                                                                        --------             --------

  Funded status                                                          (72,939)             (52,054)
  Unrecognized net transition obligation                                   4,931                6,329
  Unrecognized actuarial loss                                             64,951               45,401
  Unrecognized prior service cost                                          6,589                7,844
                                                                        --------             --------

           Net amount recognized                                        $  3,532             $  7,520
                                                                        ========             ========

Amounts recognized in the consolidated balance sheet consist of:
    Prepaid pension cost (reflected in other noncurrent assets)         $     83             $  5,440
    Accrued benefit liability                                            (72,328)             (50,441)
    Intangible asset                                                      12,271               14,652
    Accumulated other comprehensive income                                63,506               37,869
                                                                        --------             --------

           Net amount recognized                                        $  3,532             $  7,520
                                                                        ========             ========


      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $194.8 million, $194.0 million and $121.7 million, respectively, as of September 30, 1998, and $189.6 million, $187.7 million and $137.3 million, respectively, as of December 31, 1997.

      In accordance with FASB Statement No. 87, the Company has recorded an additional minimum pension liability for underfunded plans of $75.8 million at September 30, 1998 and $52.5 million at December 31, 1997, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to stockholders' equity (deficit). As of September 30, 1998, $63.5 million of the excess minimum pension liability resulted in a charge to equity. As of December 31, 1997, the excess minimum liability was $38.9 million and the after-tax charge to equity was $23.5 million. A valuation allowance for the corresponding deferred tax asset resulting from the additional minimum liability was recorded in 1998 as it does not appear likely that the deferred tax assets will be realized under present circumstances (See
      Note 5).

      In October 1998, the Company made a pension contribution of $600,000; however, the contribution was not sufficient to satisfy the minimum funding requirements as required by ERISA by approximately $1.3 million. The Company has filed a post-event notice with the Pension Benefit Guaranty Corporation ("PBGC"). Due to the Chapter 11 filing, future contributions to the underfunded defined benefit pension plans are uncertain.

      PROFIT SHARING PLAN - The Company maintains a defined contribution profit sharing thrift plan covering a majority of its salaried employees. In 1996 the Plan was amended to provide for a minimum Company contribution regardless of the level of Company profitability. Company contributions for the nine months ended September 30,1998 amounted to $167,000 and for the years ended December 31, 1997 and 1996 amounted to $259,000 and $272,000, respectively.

      POSTRETIREMENT MEDICAL BENEFIT PLANS - In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for active and retired employees. A significant portion of the Company's employees may become eligible for the retiree benefits if they reach retirement age while working for the Company.

      The components of net periodic postretirement medical benefit costs are as follows (in thousands):


                                                                   NINE MONTHS
                                                                      ENDED                        YEAR ENDED
                                                                   SEPTEMBER 30,                  DECEMBER 31,
                                                                   -------------         ----------------------------
                                                                       1998                1997                1996
Service cost                                                         $  327             $   452             $   698
Interest cost                                                         2,872               3,731               4,522
Amortization of unrecognized prior service credits                     (719)               (960)
Amortization of unrecognized net gain                                  (599)             (1,420)             (1,265)
                                                                     ------             -------             -------

           Net periodic cost                                         $1,881             $ 1,803             $ 3,955
                                                                     ======             =======             =======

      A summary of the changes in the status of the plans is as follows (in thousands):


                                                                                                NINE MONTHS
                                                                                                    ENDED                YEAR ENDED
                                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                                    1998                    1997
Benefit obligations at beginning of period                                                       $ 55,750                  $ 53,837
Service cost                                                                                          327                       452
Interest cost                                                                                       2,873                     3,731
Actuarial losses                                                                                    2,932                     3,451
Benefits paid                                                                                      (4,275)                   (5,721)
                                                                                                 --------                  --------

Benefit obligations at end of period                                                             $ 57,607                  $ 55,750
                                                                                                 ========                  ========

Funded status                                                                                    $(57,607)                 $(55,750)
Unrecognized actuarial gain                                                                        (8,737)                  (12,269)
Unrecognized prior service credit                                                                  (7,126)                   (7,845)
                                                                                                 --------                  --------

Accrued postretirement benefit obligation                                                        $(73,470)                 $(75,864)
                                                                                                 ========                  ========


      The assumed discount rates used to measure the accumulated postretirement benefit obligation were 6.75% at September 30, 1998 and 7.25% at December 31, 1997. The assumed future health care cost trend rate for the September 30, 1998 and December 31, 1997 calculations were 7.14% and 7.9%, gradually declining over a five-year period to 3.25%. A one percentage point increase in the health care trend rates would have increased the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $444,000 for the nine months ended September 30, 1998 and $477,000 and $480,000 for the years ended December 31, 1997 and 1996, respectively, and would have increased the accumulated postretirement benefit obligation by $5.6 million as of September 30, 1998 and $5.5 million as of December 31, 1997.

      A one percentage point decrease in the health care trend rates would have decreased the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $390,000 for the nine months ended September 30, 1998 and $428,000 and $440,000 for the years ended December 31, 1997 and 1996, respectively, and would have decreased the accumulated postretirement benefit obligation by $5.1 million as of each September 30, 1998 and December 31, 1997.

8.    ASSET IMPAIRMENT, OTHER CHARGES AND OTHER SIGNIFICANT EVENTS

      In December 1997, the Company idled its High Temperature Metal Recovery ("HTMR") facility after the facility was damaged in an accident. This facility was previously used to dispose of the EAF dust generated in the Melt Shop at the Alton Plant. Subsequent to the accident, the Company disposed of the EAF dust through alternative methods. During 1998, management completed an evaluation of the HTMR facility to determine the economic feasibility of repairing and operating the unit, and determined that the HTMR facility currently could not function on an economically feasible basis. As there is a limited market for this type of facility, the entire carrying cost of $15.4 million was written off and recorded as an impairment loss.

      In June 1998, management implemented its program to consolidate the wire operations at its Fremont facility and to shut down the Memphis Wire Plant. In connection with the shut down, the Company recorded a charge of approximately $6.0 million of which $4.7 million is reflected in the accompanying statement of operations and comprehensive income (loss) as asset impairments and other charges. The impairment loss on property, plant and equipment reflects the difference between the carrying value at the time of write-off of approximately $6.3 million and an estimated fair value less costs to sell of approximately $2.2 million. Operations have ceased and the majority of the assets have been sold. Net proceeds of approximately $2.0 million have been received in connection with such sales. Also included in the charge is $0.5 million relating to the write-off of goodwill associated with this operation. The remaining write-off associated with the closing of the Memphis Wire Plant of approximately $1.4 million relates to inventory losses and termination shutdown costs incurred which have been reflected in cost of products sold.

      Other charges of $7.6 million represent severance costs and certain professional fees associated with the Company's potential reorganization. The Company recorded charges of approximately $6.4 million in connection with the retirement severance of several officers of the Company during the nine months ended September 30, 1998. Included in this charge is approximately $5.8 million in primarily noncash settlement and curtailment expenses relating to the Company's Key Employee Retirement Plan.

      In February 1997, the Company sold the assets of its electric resistance weld structural and mechanical tubing operation, located in Benwood, West Virginia. Cash proceeds from the sale of these assets, which consist primarily of equipment and inventory, totaled approximately $11.0 million. This transaction resulted in a gain on sale of equipment of approximately $1.0 million. The Company used the funds from the sale to improve its working capital position.

      In the fourth quarter of 1996, the Company presented an early retirement incentive offer to certain hourly employees at the Alton Plant. Approximately 90 employees elected to accept the offer and retired during the quarter. In accordance with applicable accounting standards, the Company recorded a non-cash charge of $1.6 million, representing a pension curtailment loss and the cost of special termination benefits.

9.    COMMITMENTS AND CONTINGENCIES:

      The Company has operating leases for office space and certain equipment through 2007. Future minimum lease commitments required under these leases are as follows (in thousands):


                                                LEASE INCOME
                                    LEASE     RECEIVABLE UNDER   NET LEASE
                                 COMMITMENTS      SUBLEASES     OBLIGATION
1999                              $ 5,611         $  263         $ 5,348
2000                                5,430            277           5,153
2001                                4,626            291           4,335
2002                                2,393            299           2,094
2003                                2,161            299           1,862
Thereafter                          2,213            175           2,038
                                  -------         ------         -------

TOTAL                             $22,434         $1,604         $20,830
                                  =======         ======         =======


      Rent expense under all leases in 1998, 1997, and 1996 was $4.9 million, $4.3 million, and $3.5 million, respectively. During 1998, the Company entered into an agreement where it agreed to sublease part of its headquarters.

      In 1996, the Company entered into a sale and leaseback transaction with a third party for the Ladle Metallurgy Facility at Alton. The third party agreed to purchase the equipment in 1996 for approximately $4.0 million cash and a note receivable for approximately $3.6 million which was paid in January 1998 to complete the lease transaction. The lease term is for five years starting August 1, 1996 and continuing until June 30, 2001 with an option to purchase the equipment at the expiration date. In August 1998, the Company made a late payment on the lease, allowing the lessor to draw upon a letter of credit in the amount of $1.5 million.

      There are various claims pending involving the Company with respect to environmental, hazardous substances, product liability and other matters arising out of the routine conduct of the business. Such claims which arose prior to November 30, 1998 are subject to automatic stay of the Bankruptcy Code. The Company believes it has meritorious defenses and the ultimate disposition of such matters will not materially affect its financial position or results of operations.

      The Company's tubular products are currently produced at the Alton and Fairless Plants, with finishing operations also performed at the Vandalia Plant. With current production and shipping requirements, the Alton and Fairless Plants are each operating at levels substantially below capacity. Management's plan includes consolidation of pipe-making operations, at either the Alton or Fairless Plants, in order to improve production efficiencies and reduce the overall costs; however, any such plan is subject to the approval of the Bankruptcy Court.

      In August 1998, the Company announced that it planned to discontinue operation of its 22" Mill at Alton. Since the announcement, the Company has continued to operate the mill, primarily as a result of the decline in scrap prices, which has made the operation of the 22" Mill more economical. Management currently expects to operate the 22" Mill until such time that it is no longer economical to operate the mill and the shutdown is approved by the Bankruptcy Court. Based on management's expectation of future cash flow from these facilities, no impairment charges are necessary at this time. However in order to improve future cash flow, one of the Company's pipe-making facilities may be sold or abandoned in the future, and recording of an impairment charge is likely at that time.

10.   PREFERRED STOCK

      In July 1996, the Company issued 416,667 shares of Series A 6% convertible preferred stock to Ivaco Inc. and the executive officers of the Company for $6,090,000, after expenses. This transaction resulted in an increase in capital in excess of par value of $6,007,000. On October 28, 1996, at a special meeting of the stockholders, an amendment was approved to the Company's Certificate of Incorporation which reduced the par value of each share of common stock from $13.33 per share to $.01 per share and increased the number of authorized common stock shares from 5,000,000 shares to 25,000,000 shares. The stockholders also approved the recapitalization of the Company's Series A 6% preferred stock. At such time each share of the preferred stock became convertible into common stock at the option of the holder at a conversion price of $3.20 into 4.69 shares of common stock. In the event of voluntary or involuntary liquidation of the Company, the holders of shares of Series A Preferred Stock are entitled to receive liquidating distributions in the amount of $15.00 per share plus accrued and unpaid dividends (which total $812,500 or $1.95 per share) before payment is made to holders of common stock. As of September 30, 1998 and December 31, 1997, Birmingham Steel and Ivaco, Inc. each owned approximately 44% of the issued shares of convertible preferred stock.

11.   RELATED PARTY TRANSACTIONS

      The Company has transactions in the normal course of business with Ivaco Inc. or affiliated companies. As of September 30, 1998 Ivaco Inc. owned approximately 25% of the Company's outstanding common stock. For the nine months ended September 30, 1998, the Company purchased rods totaling $1,024,000 from affiliates of Ivaco and for the year ended 1997, the Company purchased $5,502,000. Prior to

      January 1, 1998, the Company was self-insured for workers' compensation liabilities. Ivaco Inc. issued a $4.0 million guaranty bond covering such liabilities.

      The Company also has transactions in the normal course of business with Birmingham Steel or affiliated companies. As of September 30, 1998 Birmingham Steel beneficially owned approximately 25% of the Company's outstanding common stock. In 1998 the Company purchased rods and participated in rod conversion arrangements with affiliates of Birmingham Steel at market prices, which totaled $3,508,000. Also in 1997, an affiliate of Birmingham Steel purchased semi-finished steel from the Company at market prices totaling $643,000.

12.   INFORMATION BY PRODUCT LINE

      The Company operates in one business segment as a manufacturer of carbon and alloy steel products. Its primary product lines consist of pipe and tubular products, wire, hot rolled bars and welded chain. The following table presents, for the periods indicated, the Company's revenue by product class (in thousands):


                                           NINE MONTHS
                                               ENDED                   YEAR ENDED
                                           SEPTEMBER 30,              DECEMBER 31,
                                           -------------   ----------------------------------
                                               1998          1997                      1996
       Pipe and tubular                      $ 82,463      $123,512                  $137,841
       Hot rolled                             102,207       122,861                   117,719
       Wire                                    27,410        48,104                    45,612
       Chain                                   20,209        30,552                    34,209
                                             --------      --------                  --------

                  Total                      $232,289      $325,029                  $335,381
                                             ========      ========                  ========

13.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The results of operations by quarter for 1998 and 1997 were as follows (in thousands, except per share data):


                                                            1998                                        1997
                                         ---------------------------------------   -------------------------------------------------
                                          MARCH 31      JUNE 30     SEPTEMBER 30   MARCH 31      JUNE 30   SEPTEMBER 30  DECEMBER 31
Net sales                                $ 84,555      $ 76,840      $ 70,894      $ 80,846     $ 78,722      $ 85,788     $ 79,673

Cost of product                            77,638        76,718        77,878        73,870       71,180        77,163       77,357
                                         --------      --------      --------      --------     --------      --------     --------

Net sales less cost
  of products                            $  6,917      $    122      $ (6,984)     $  6,976     $  7,542      $  8,625     $  2,316
                                         ========      ========      ========      ========     ========      ========     ========
Net earnings (loss)                      $ (2,038)     $(65,468)     $(16,306)     $    135     $      9      $    521     $ (3,672)
                                         ========      ========      ========      ========     ========      ========     ========

Basic and fully diluted
  net earnings (loss)
  per share                              $  (0.53)     $ (16.16)     $  (4.04)     $   0.01     $  (0.02)     $   0.11     $  (0.93)
                                         ========      ========      ========      ========     ========      ========     ========


                                   * * * * * *