Form 10-Q
period 1998-12-31
LACLEDE STEEL CO /DE/
filed 1999-02-12
CIK 57187

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 1998
                               ---------------------------------------------

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ----------------------

                          Commission File Number 0-3855

                              Laclede Steel Company
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                  43-0368310
-------------------------------------------    ---------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)

           One Metropolitan Square
              St. Louis, Missouri                          314-425-1400
-------------------------------------------    ---------------------------------
   (Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code:  (314) 425-1400

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

             Yes      X                              No
                   -------                              -------

As of February 10, 1999 there were 4,056,140 shares of $.01 par value common stock outstanding.

ITEM 1:  FINANCIAL STATEMENTS

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)
(IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                            1998       1997
                                                            ----       ----
NET SALES                                                 $68,108     $79,673
                                                          -------     -------

COSTS AND EXPENSES:
  Cost of products sold                                    62,501      77,357
  Selling, general and administrative expenses              3,494       3,715
  Depreciation                                              1,643       1,914
  Interest expense (contractual interest $2,506)            2,452       2,791
  Gain on litigation settlement                            (1,831)         --
                                                          -------     -------

           Total costs and expenses                        68,259      85,777
                                                          -------     -------

EARNINGS (LOSS) BEFORE REORGANIZATION ITEMS AND
  INCOME TAXES                                               (151)     (6,104)

REORGANIZATION ITEMS - Professional fees                     (615)         --
                                                          -------     -------

LOSS BEFORE INCOME TAXES                                     (766)     (6,104)

CREDIT FOR INCOME TAXES                                        --      (2,432)
                                                          -------     -------

NET LOSS                                                     (766)     (3,672)

PREFERRED STOCK DIVIDEND REQUIREMENT                          (94)        (94)
                                                          -------     -------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                    (860)     (3,766)
                                                          -------     -------
OTHER COMPREHENSIVE INCOME:
  Minimum pension liability adjustment                         --      11,674
  Income tax provision                                         --       4,436
                                                          -------     -------
           Total other comprehensive income                    --       7,238
                                                          -------     -------

COMPREHENSIVE INCOME (LOSS)                               $  (860)    $ 3,472
                                                          =======     =======

BASIC AND DILUTED NET LOSS PER SHARE                      $ (0.21)    $ (0.93)
                                                          =======     =======

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
(IN THOuSANDS)
--------------------------------------------------------------------------------

                                                       DECEMBER 31,    SEPTEMBER
                                                                          30,
ASSETS                                                    1998           1998
                                                       (UNAUDITED)
                                                       -----------     ---------
CURRENT ASSETS:
  Cash and cash equivalents                              $    279       $    192
  Accounts receivable, less allowances                     36,314         39,761
  Prepaid expenses                                          3,048          1,936
  Inventories:
    Finished                                               34,443         37,871
    Semi-finished                                           7,743         11,595
    Raw materials                                           1,405          3,478
    Supplies                                               11,191         12,922
                                                         --------       --------
           Total inventories                               54,782         65,866
                                                         --------       --------

           Total current assets                            94,423        107,755
                                                         --------       --------

NON-CURRENT ASSETS                                         19,670         19,389
                                                         --------       --------

PLANT AND EQUIPMENT, At cost                              220,016        220,578
  Less - accumulated depreciation                         133,163        131,531
                                                         --------       --------

           Net plant and equipment                         86,853         89,047
                                                         --------       --------
















TOTAL                                                    $200,946       $216,191
                                                         ========       ========


LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                               DECEMBER 31,   SEPTEMBER 30,
LIABILITIES AND STOCKHOLDERS' DEFICIT                              1998          1998
                                                               (UNAUDITED)
                                                               ------------  --------------
LIABILITIES NOT SUBJECT TO COMPROMISE:
  Current liabilities:
    Accounts payable and accrued expenses                       $   7,436    $  56,357
    Accrued compensation                                            4,615        5,400
    Current portion of long-term debt                              75,837      106,048
    Accrued costs of pension plans                                     --       15,000
    Other                                                           4,078        3,684
                                                                ---------    ---------

           Total current liabilities                               91,966      186,489
                                                                ---------    ---------

  Non-current liabilities:
    Accrued costs of pension plans                                     --       57,328
    Accrued postretirement medical benefits                            --       73,470
    Other                                                           4,418        1,923
                                                                ---------    ---------

           Total non-current liabilities                            4,418      132,721
                                                                ---------    ---------

LIABILITIES SUBJECT TO COMPROMISE:
  Accounts payable and accrued expenses                            50,227           --
  Accrued postretirement medical benefits                          72,672
  Accrued costs of pension plans                                   73,127
  Long-term debt                                                   10,040
  Other                                                             2,375           --
                                                                ---------    ---------

           Total liabilities subject to compromise                208,441           --
                                                                ---------    ---------

STOCKHOLDERS' DEFICIT:
  Preferred stock, no par value, authorized 2,000,000 shares;
    issued and outstanding 416,667 shares                              83           83
  Common stock, $0.01 par value, authorized 25,000,000
    shares; issued and outstanding 4,056,140 shares                    41           41
  Capital in excess of par value                                   59,388       59,482
  Accumulated deficit                                             (99,885)     (99,119)
  Minimum pension liability adjustment                            (63,506)     (63,506)
                                                                ---------    ---------

           Total stockholders' deficit                           (103,879)    (103,019)
                                                                ---------    ---------

TOTAL                                                           $ 200,946    $ 216,191
                                                                =========    =========

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)
(IN THOuSANDS)
--------------------------------------------------------------------------------

                                                                          1998        1997
                                                                          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $   (766)   $ (3,672)
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation                                                         1,643       1,914
      Deferred income tax credits                                             --      (2,656)
  Changes in assets and liabilities that provided (used) cash:
    Accounts receivable                                                    3,447       6,344
    Inventories                                                           11,084         (19)
    Accounts payable and accrued expenses                                  1,306       8,254
    Accrued pension cost                                                   1,590       2,602
    Pension cash funding                                                    (604)     (3,045)
    Accrued postretirement medical benefits                                 (798)     (1,320)
    Other assets and liabilities                                           2,899        (445)
                                                                        --------    --------

           Net cash provided by operating activities                      19,801       7,957
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (232)     (1,251)
  Proceeds from sale of assets                                               789          --
                                                                        --------    --------

           Net cash provided by (used in) investing activities               557      (1,251)
                                                                        --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in pre-petition revolving credit                            (35,118)     (5,987)
  Net change in post-petition revolving credit                            15,265          --
  Payments on long-term debt (prior to bankruptcy filing)                   (318)       (318)
  Payment of financing costs (prior to bankruptcy filing)                   (100)       (351)
                                                                        --------    --------

           Net cash used in financing activities                         (20,271)     (6,656)
                                                                        --------    --------

CASH AND CASH EQUIVALENTS:
  Net increase during the period                                              87          50
  At beginning of period                                                     192         136
                                                                        --------    --------

  At end of period                                                      $    279    $    186
                                                                        ========    ========

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    GENERAL

      The accompanying unaudited consolidated financial statements include the accounts of Laclede Steel Company and its subsidiaries (the "Company"). All intercompany accounts and transactions have been eliminated. The consolidated financial statements reflect all adjustments (such adjustments are of a normal recurring nature unless otherwise disclosed in these interim financial statements) which are in the opinion of management necessary for a fair statement of the results for the interim periods.

      The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 1999. The financial results for the fiscal year ending September 30, 1999 are subject to annual audit. The Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the nine month period ended September 30, 1998.

      The unaudited consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The financial statements have been prepared using accounting principles applicable to a going concern, which assumes realization of assets and settlement of liabilities in the normal course of business. The appropriateness of using the going concern basis is dependent upon, among other things, the ability to comply with debtor-in-possession financing agreements, confirmation of a plan of reorganization, the ability to achieve profitable operations, and the ability to generate sufficient cash flow from operations to meet its obligations.

      The accompanying unaudited consolidated balance sheet as of December 31, 1998 segregates liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

      Reorganization items represent expenses incurred by the Company as a result of the bankruptcy filing and proceedings which are required to be expensed as incurred.

2.    BANKRUPTCY PROCEEDINGS

      On November 30, 1998, as a result of a decline in the Company results of operations during the nine months ended September 30, 1998 reflecting, among other factors the deterioration in steel demand and selling prices since the end of last year, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as debtors-in-possession. As debtors-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court.

      Pursuant to the provisions of the Bankruptcy Code, as of the petition date actions to collect pre-petition indebtedness owed by the Company are stayed and other prepetition contractual obligations may not be enforced against the Company. In addition, as debtors-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for these items. Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the debtors as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Bankruptcy Court has approved payment of certain prepetition liabilities such as employee wages and benefits. Furthermore, the Bankruptcy Court has allowed for the retention of legal and financial professionals. These items are recorded as accounts payable and accrued expenses not subject to compromise.

      On November 30, 1998 the Company obtained an $85 million thirteen-month debtor-in-possession financing facility (the "DIP Facility") from its existing lenders, which replaced its existing Bank Credit Facility. On December 23, 1998 the court issued an order approving the new facility. The DIP Facility provides for revolving credit loans based on accounts receivable and inventory levels with advance rates comparable to the prior Bank Credit Facility. Under terms of the DIP Facility, the Company also has access to additional availability in excess of that provided under the previous agreement. As of December 31, 1998 the Company had unused availability under the DIP Facility of approximately $11 million.

      In connection with the DIP Facility, as amended, the Company must maintain compliance with several restrictive financial covenants, including the maintenance of specific levels of operating cash flow and minimum operating contributions from the Alton Steel operations, as defined. These covenants are effective beginning with the four-month period ending March 31, 1999 with respect to operating cash flow, and for the three-month period ending March 31, 1999 with respect to Alton Steel operations, as defined.

      The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company`s obligations. Under the provisions of the Bankruptcy Code, the Company has the exclusive right to file such plan at any time during the 120-day period following November 30, 1998. The exclusive filing time period may be extended by the Bankruptcy Court.

3.    GAIN ON LITIGATION SETTLEMENT

      During the quarter ended December 31, 1998, the Company received $1,831,000 as a settlement in connection with a class action lawsuit involving electrode manufacturers.

4.    PIPE AND SKELP OPERATIONS

      In August 1998, the Company announced that it planned to discontinue operation of its 22" Mill at Alton. Since the announcement, the Company has continued to operate the mill, primarily as a result of the decline in scrap prices which has made the operation of the 22" Mill more economical. Management currently expects to operate the 22" Mill until such time that it is no longer economical to operate the mill and the shut-down is approved by the Bankruptcy Court.

      On January 14, 1999 the Company announced, in accordance with its Labor Agreement, it had given formal notice to the United Steelworkers of America of its intention to permanently discontinue the operations of its Alton, Illinois Tube Mill. Although the Company informed officials of the Union of its intention, at this date the Company remains willing to explore other alternatives with the Union. The Company expects to meet with the Union in the near future to determine whether there are realistic alternatives to closing the Alton Tube Mill. The shutdown of the Alton Tube Mill would not occur before April 15, 1999.

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

      Shutdown of the Alton 22" Mill and Tube Mill could affect the employment of more than 200 employees of the Alton Plant. After a final decision is made the 22" Mill and one of the Company's pipe-making facilities may be sold or abandoned, and recording of an impairment charge is likely at that time.

5.    PER SHARE DATA

      Per share amounts have been calculated based on weighted average shares outstanding of 4,056,140. Net loss per share was computed by dividing the net earnings after deducting preferred dividend requirements by the weighted average shares outstanding.

                                   * * * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes to the unaudited consolidated financial statements included elsewhere in the Form 10-Q.

As described in Note 2 to the unaudited consolidated financial statements, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on November 30, 1998. For more information see
Note 2 as well as the Company's Annual Report on Form 10-K for the nine-month transition period ended September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter ended December 31, 1998, operating activities provided $19.8 million in cash which primarily reflects decreases in inventory of $11.1 million, decreases in accounts receivable of $3.4 million and increases in accounts payable and accrued expenses of $1.3 million.

Cash flow from financing activities used $20.3 million in cash, reflecting a net $19.8 million reduction in revolving credit borrowings under the Company's financing facility, payments on long-term debt of $318,000, and payments of financing costs of $100,000.

Under the terms of the Bankruptcy case, liabilities in the amount of $208.4 million are subject to compromise under a plan of reorganization. Pursuant to the provisions of the Bankruptcy Code and during the pendency of the Bankruptcy proceeding, the Company does not intend to make contributions to its pension plans. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

The Company's projections indicate that availability under the DIP Facility should be adequate to finance its operations through 1999 and all planned capital expenditures, which will not exceed $6.5 million during the thirteen-month term of the facility ending December 31, 1999.

Although the Company believes that anticipated cash flows from future operations and borrowings under the DIP Facility should provide sufficient liquidity for the Company to meet its debt service requirements, satisfy covenants under the DIP Facility and fund ongoing operations, there can be no assurance these or other possible sources will be adequate.


RESULTS OF OPERATIONS

Net sales decreased by $11.6 million for the quarter ended December 31, 1998 compared to the same period of the prior year. This reflects a 16.4% decrease in steel shipments, as well as a decrease in average sales prices for steel products. The cost of products sold decreased $14.9 million or 19.2% for the quarter ended December 31, 1998. This decrease is the result of a reduction in shipping volume, a 17% decrease in steel scrap prices and lower production costs compared to the same quarter in the previous year.

Selling, general and administrative expenses decreased slightly from $3.7 million for the quarter ended December 31, 1997 to $3.5 million for the quarter ended December 31, 1998, primarily as a result of reductions in the salaried workforce.

The decrease of $339,000 in interest expense is reflective of a decreased average balance of borrowings as well as the discontinuance of recording interest expense on unsecured prepetition debt pursuant to SOP 90-7. Contractual interest for the quarter ended December 31, 1998 was $2.5 million.

During the first quarter ended December 31, 1998, the Company received a $1.8 million settlement pursuant to a class action electrode lawsuit.


YEAR 2000

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

BUSINESS AND INFORMATION SYSTEMS ("IT SYSTEMS") - The Company believes that its mainframe business computer system is fully year 2000 compliant except for its accounts receivable software which is scheduled to be brought into compliance during the first quarter of calendar 1999. The Company also has twenty desktop computers that will require replacement during 1999.

NON-IT SYSTEMS - There are a number of non-IT system issues at the Company's Alton, Illinois facility. Several systems related to the electric melt shop will require software upgrades or replacement including the power measurement software, the ladle metallurgy furnace, the caster control system and the chemical analysis equipment. The Alton facility's 14-inch mill also has a number of systems that will require software upgrades or replacement including the process logic control system and the mill's tracking device and monitor equipment. In addition, the Company has been unable to independently evaluate several systems related to the Alton 14" mill and is awaiting response from various equipment or software vendors as to year 2000 compliance.

No material year 2000 compliance issues have been identified at the Company's Fremont Wire Mill, Fairless Hills Pipe Mill or the Vandalia Pipe Finishing Facility.

CUSTOMERS AND VENDORS - The Company has communicated with its significant customers and vendors to understand their year 2000 issues and how they might prepare themselves to manage these issues as they relate to the Company. To date, no significant customers or vendors have informed the Company that a material year 2000 issue exists which would have a material effect on the Company. One of the Company's primary sources of electricity, however, has informed the Company that the utility's critical systems will not be year 2000 compliant until September 1999. If such utility were unable to achieve full year 2000 compliance before December 31, 1999, and electricity is unavailable at such date, such facility of the Company would be unable to conduct manufacturing operations which would be a material adverse event.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q and previous reports, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the overall demand for steel; statements regarding the ability to maintain sales prices; statements regarding productivity improvement programs; statements regarding the Company's profitability; statements regarding future borrowing capacity; statements regarding Year 2000 compliance and statements regarding future pension funding requirements. In addition, statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC are intended to identify forward-looking statements.

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


ITEM 3.  QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

                  None.

                          PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

     (3)(a) Registrant's Certificate of Incorporation as restated October 28, 1996. (Incorporated by reference to Exhibit (3) in Registrant's Quarterly Report on Form 10-Q for September 30, 1996.)

     (3)(b) By-laws of Registrant amended October 21, 1998. (Incorporated by reference to Exhibit (3)(b) in Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.)

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

     (4)(c) Second amendment effective March 27, 1998 to the Company's Restated Loan and Security Agreement. (Incorporated by reference to Exhibit (4)(c) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

     (4)(d) Third amendment dated August 11, 1998 to the Company's Restated Loan and Security Agreement. (Incorporated by reference to Exhibit (4)(d) in Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.)

     (4)(e) Registrant's Postpetition Loan and Security Agreement dated December 1, 1998. (Incorporated by reference to Exhibit (4)(e) in Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.)

     (4)(f) First Amendment to Postpetition Loan and Security Agreement dated December 23, 1998. (Incorporated by reference to Exhibit
              (4)(f) in Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.)

     (4)(g) Certificate of Designation of Series A Preferred Stock dated July 30, 1996. (Incorporated by reference to Exhibit (4)(i) in the Registrant's Quarterly Report on Form 10-Q for June 30, 1996.)

                  (b)      Reports on Form 8-K.

Form 8-K reporting on Item 5 - Other Events, dated September 30, 1998. The Company reported that it failed to make certain bond payments.

Form 8-K reporting on Item 5 - Other Events, dated October 23, 1998. The Company reported that it changed its fiscal year end to September 30 of each year.

Form 8-K reporting on Item 3 - Bankruptcy, dated November 30, 1998. The Company reported that it and its subsidiaries, Laclede Chain Manufacturing Company and Laclede Mid-America Inc., filed voluntary petitions for relief under Chapter 11 of the United States for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              LACLEDE STEEL COMPANY
                    ----------------------------------------


                               /s/ Michael H. Lane
                    ----------------------------------------
                                   Michael H. Lane
                            Vice President - Finance
                             Treasurer and Secretary

                           Duly Authorized Officer and
                           Principal Financial Officer





Date:    February 11, 1999
     -------------------------