Form 10-Q
period 1999-03-31
LACLEDE STEEL CO /DE/
filed 1999-05-14
CIK 57187

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended              March 31, 1999
                               -------------------------------------------------

                                       OR

 [ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                    to
                               --------------------  ---------------------


                          Commission File Number 0-3855

                              Laclede Steel Company
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       43-0368310
 --------------------------------------           ------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)

       One Metropolitan Square
         St. Louis, Missouri                               314-425-1400
 --------------------------------------           ------------------------------
(Address of principal executive office)                     (Zip Code)


     Registrant's telephone number, including area code: (314) 425-1400


     --------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

             Yes   X                      No
                 ------                      ------

As of April 26, 1999 there were 4,056,140 shares of $.01 par value common stock outstanding.

ITEM 1:  FINANCIAL STATEMENTS



                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In Thousands Except Per Share Data)



                                                                       Three Months Ended              Six Months Ended
                                                                            March 31,                       March 31,
                                                                    -----------------------       -------------------------
                                                                        1999        1998            1999            1998
                                                                    -----------------------       -------------------------
Net sales                                                           $  59,901      $ 84,555       $128,009       $ 164,228
                                                                    ---------      --------       --------       ---------
Costs and expenses:
     Cost of products sold                                             53,079        77,638        115,580         154,995
     Selling, general and administrative expenses                       2,893         3,818          6,110           7,533
     Depreciation                                                       1,541         1,711          3,184           3,625
     Interest expense, net                                              1,806         2,678          4,258           5,469
     Unusual charges (credits)                                             --         2,093         (1,831)          2,093
                                                                    ---------      --------       --------       ---------
          Total costs and expenses                                     59,319        87,938        127,301         173,715
                                                                    ---------      --------       --------       ---------

Earnings (loss) before reorganization items
and income taxes                                                          582        (3,383)           708          (9,487)

Reorganization items - Professional fees                               (1,543)           --         (2,453)             --
                                                                    ---------      --------       --------       ---------
Loss before income taxes                                                 (961)       (3,383)        (1,745)         (9,487)

Provision (credit) for income taxes                                       112        (1,345)            94          (3,777)
                                                                    ---------      --------       --------       ---------
Net loss                                                               (1,073)       (2,038)        (1,839)         (5,710)

Preferred stock dividend requirement                                      (94)          (94)          (188)           (188)
                                                                    ---------      --------        -------       ---------
Net loss available to common shareholders                              (1,167)       (2,132)        (2,027)         (5,898)
                                                                    ---------      --------       --------       ---------
Other comprehensive income:
     Minimum pension liability adjustment                                  --            --             --          11,674
     Income tax provision                                                  --            --             --           4,436
                                                                    ---------      --------       --------       ---------
          Total other comprehensive income                                 --            --             --           7,238

Comprehensive income (loss)                                         $  (1,167)     $ (2,132)      $ (2,027)      $   1,340
                                                                    =========      ========       ========       =========
Basic and diluted
  net loss per share                                                $   (0.29)     $  (0.53)      $  (0.50)      $   (1.45)
                                                                    =========      ========       ========       =========

                             LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                  Mar. 31,          Sep. 30,
ASSETS                                                              1999              1998
                                                                (Unaudited)
                                                                -----------        ---------
Current Assets:
    Cash and cash equivalents                                   $     257          $     192
    Accounts receivable, less allowances                           36,015             39,761
    Prepaid expenses                                                3,889              1,936
    Inventories:
        Finished                                                   35,584             37,871
        Semi-finished                                              10,562             11,595
        Raw materials                                               4,097              3,478
        Supplies                                                   10,990             12,922
                                                                ---------          ---------
        Total inventories                                          61,233             65,866
                                                                ---------          ---------
            Total Current Assets                                  101,394            107,755
                                                                ---------          ---------


                                                                ---------          ---------
Non-Current Assets                                                 19,531             19,389
                                                                ---------          ---------

Plant and Equipment, at cost                                      220,118            220,578
    Less - accumulated depreciation                               134,632            131,531
                                                                ---------          ---------
            Net Plant and Equipment                                85,486             89,047
                                                                ---------          ---------


Total Assets                                                    $ 206,411          $ 216,191
                                                                =========          =========

                             LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)

                          CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Data)



                                                                     Mar. 31,           Sep. 30,
LIABILITIES AND STOCKHOLDERS' DEFICIT                                  1999               1998
                                                                   (Unaudited)
                                                                   -----------         ---------
LIABILITIES NOT SUBJECT TO COMPROMISE:
  Current liabilities:
    Accounts payable and accrued expenses                           $   10,251         $  56,357
    Accrued compensation                                                 5,312             5,400
    Current portion of long-term debt                                   62,421           106,048
    Accrued costs of pension plans                                        --              15,000
    Other                                                                4,800             3,684
                                                                    ----------         ---------
            Total Current Liabilities                                   82,784           186,489
                                                                    ----------         ---------
Non-Current Liabilities:
    Accrued costs of pension plans                                        --              57,328
    Accrued postretirement medical benefits                               --              73,470
    Other                                                                4,458             1,923
                                                                    ----------         ---------
            Total Non-Current Liabilities                                4,458           132,721
                                                                    ----------         ---------
Liabilities Subject to Compromise:
    Accounts payable & accrued expenses                                 50,085                --
    Accrued postretirement medical benefits                             71,874                --
    Accrued costs of pension plans                                      73,107                --
    Long-term debt                                                      25,990                --
    Other                                                                3,159                --
                                                                    ----------         ---------
           Total Liabilities Subject to Compromise                     224,215                --
                                                                    ----------         ---------
Stockholders' Deficit:
    Preferred stock, no par value, authorized 2,000,000
      shares; issued and outstanding 416,667 shares                         83                83
    Common stock, $0.01 par value, authorized 25,000,000
      shares; issued and outstanding 4,056,140 shares                       41                41
    Capital in excess of par value                                      59,294            59,482
    Accumulated deficit                                               (100,958)          (99,119)
    Minimum pension liability adjustment                               (63,506)          (63,506)
                                                                    ----------          --------
            Total Stockholders' Deficit                               (105,046)         (103,019)
                                                                    ----------         ---------

Total Liabilities and Stockholders' Deficit                         $  206,411         $ 216,191
                                                                    ==========         =========

                             LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                               Six Months Ended
                                                                                   March 31,
                                                                        ---------------------------
                                                                            1999          1998
                                                                        ---------------------------
Cash flows from operating activities:
 Net loss                                                                $ (1,839)      $(5,710)
 Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation                                                          3,184         3,625
      Other charges                                                            --         2,093
      Change in deferred income taxes                                          --        (3,908)
 Changes in assets and liabilities that provided (used) cash:
       Accounts receivable                                                  3,746         4,777
       Inventories                                                          4,633        (1,632)
       Accounts payable and accrued expenses                                6,128         5,658
       Accrued pension cost                                                 2,022         4,924
       Pension cash funding                                                  (604)       (5,145)
       Accrued postretirement medical benefits                             (1,596)       (2,118)
       Other assets and liabilities                                         1,777          (304)
                                                                         --------       -------
  Net cash provided by operating activities                                17,451         2,260
                                                                         --------       -------
Cash flows provided by investing activities:
  Capital expenditures                                                       (482)       (2,293)
  Proceeds from sale of assets                                                833         3,625
                                                                         --------       -------
  Net cash provided by investing activities                                   351         1,332
                                                                         --------       -------
Cash flows from financing activities:
  Net change in pre-petition bank facility                                (37,046)       (2,536)
  Net change in post-petition bank facility                                19,727            --
  Payment on long-term debt (prior to bankruptcy filing                      (318)         (636)
  Payment of financing costs (prior to bankruptcy filing                     (100)         (361)
                                                                         --------       -------
  Net cash used in financing activities                                   (17,737)       (3,533)
                                                                         --------       -------
Cash and cash equivalents:
  Net increase during the period                                               65            59
  At beginning of year                                                        192           136
                                                                         --------       -------
  At end of period                                                       $    257       $   195
                                                                         ========       =======

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

      The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 1999. The financial results for the fiscal year ending September 30, 1999 are subject to annual audit. The Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the nine month period ended September 30, 1998.

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

      The accompanying unaudited consolidated balance sheet as of March 31, 1999 segregates liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

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

      Pursuant to the provisions of the Bankruptcy Code, as of the petition date actions to collect pre-petition indebtedness owed by the Company are stayed and other pre-petition contractual obligations may not be enforced against the Company. In addition, as debtors-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any pre-petition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or executory contracts, and no provisions have been made for these items. In addition, the Company expects the Pension Benefit Guaranty Corporation to assume its defined benefit pension plans. Accordingly, these obligations have been included as liabilities subject to compromise. Beginning in December 1998 pension cost accruals have been adjusted to reflect only the estimated cost related to service subsequent to the petition date.

      Schedules have been filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the debtors as of the filing date as reflected in the Company's accounting records. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The disposition of the company's postretirement medical obligations has not as yet been determined and these obligations have been included as liabilities subject to compromise. Pursuant to the provisions of the Bankruptcy Code the Company currently continues to incur the cost of the postretirement medical plans and appropriate accruals have been recorded in the financial statements. The Bankruptcy Court has approved payment of certain pre-petition liabilities such as employee wages and benefits. The Bankruptcy Court has also allowed for the retention of legal and financial professionals. These items are recorded as accounts payable and accrued expenses not subject to compromise.

      On November 30, 1998 the Company obtained an $85 million thirteen-month debtor-in-possession financing facility (the "DIP Facility") from its existing lenders, which replaced its existing Bank Credit Facility. On December 23, 1998 the court issued an order approving the new facility. The DIP Facility provides for revolving credit loans based on accounts receivable and inventory levels with advance rates comparable to the prior Bank Credit Facility. Under terms of the DIP Facility, the Company also has access to additional availability in excess of that provided under the previous agreement. As of March 31, 1999 the Company had unused availability under the DIP Facility of approximately $9.5 million.

      In connection with the DIP Facility, as amended, the Company must maintain compliance with several restrictive financial covenants, including the maintenance of specific levels of operating cash flow and minimum operating contributions from the Alton Steel operations, as defined. These covenants are effective beginning with the four-month period ending March 31, 1999 with respect to operating cash flow, and for the three-month period ending March 31, 1999 with respect to Alton Steel operations, as defined. As of March 31, 1999 the Company was in compliance with these covenants.

      The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's obligations. Under the provisions of the Bankruptcy Code, the Company has the exclusive right to file such plan at any time during the 120-day period following November 30, 1998. The exclusive filing time period has been extended by the Bankruptcy Court until July 31, 1999.

3.    UNUSUAL CHARGES (CREDITS)

      During the quarter ended December 31, 1998, the Company received $1.8 million as a settlement in connection with a class action lawsuit involving electrode manufacturers.

      In the quarter ended March 31, 1998 the Company recorded non-cash special charges of $2.1 million relating to the retirement of John B. McKinney as President and Chief Executive Officer.

4.    PIPE AND SKELP OPERATIONS

      In August 1998, the Company announced that, in accordance with its Labor Agreement, it planned to discontinue operation of its 22" Mill at its Alton, Illinois Plant. Since the announcement, the Company has continued to operate the mill, primarily as a result of the decline in scrap prices, which has made the operation of the 22" Mill more economical.

      On January 14, 1999 the Company announced, in accordance with its Labor Agreement, it had given formal notice to the United Steelworkers of America of its intention to permanently discontinue the operations of its Alton, Illinois Tube Mill. Although the Company informed officials of the Union of its intention, at this date the Company remains willing to explore other alternatives with the Union. The Company continues to meet with the Union to determine whether there are realistic alternatives to closing the Alton 22" Mill and Tube Mill. The shutdown of these facilities would not occur before June 15, 1999.

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

      Shutdown of the Alton 22" Mill and Tube Mill could affect the employment of approximately 150 employees of the Alton Plant. After a final decision is made the 22" Mill and one of the Company's pipe-making facilities may be sold or abandoned, and recording of an impairment charge is likely at that time.

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


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 1999, operating activities provided $17.5 million in cash which primarily reflects decreases in inventory of $4.6 million, decreases in accounts receivable of $3.7 million and increases in accounts payable and accrued expenses of $6.1 million.

Cash flow from financing activities reflected a $17.3 million reduction in revolving credit borrowings under the Company's bank facility, and payments on long-term debt of $.3 million.

Under the terms of the Bankruptcy case, liabilities in the amount of $224.2 million are subject to compromise under a plan of reorganization. Pursuant to the provisions of the Bankruptcy Code and during the pendency of the Bankruptcy proceeding, the Company does not intend to make contributions to its pension plans. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

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


RESULTS OF OPERATIONS

Net sales decreased by $24.7 million in the quarter ended March 31, 1999 compared to the same period of the prior year. This reflects a 24.5% decrease in steel shipments, as well as an 8.9% decrease in average sales prices for steel products. The cost of products sold decreased $24.6 million or 31.6% in the quarter ended March 31, 1999. This decrease is the result of a reduction in shipping volume, a 34% decrease in steel scrap prices and lower production costs compared to the same quarter in the previous year.

Selling, general and administrative expenses decreased from $3.8 million for the quarter ended March 31, 1998 to $2.9 million for the quarter ended March 31, 1999, primarily as a result of reductions in the salaried workforce.

The decrease of $.9 million in interest expense is reflective of a decreased average balance of borrowings as well as the discontinuance of recording interest expense on unsecured prepetition debt pursuant to SOP 90-7. Contractual interest was $2.0 million for the quarter ended March 31, 1999.

Net sales decreased by $36.2 million in the six months ended March 31, 1999 compared to the same period of the prior year. This reflects a 20.7% decrease in steel shipments, as well as a 6.8% decrease in average sales prices for steel products. The cost of products sold decreased $39.4 million or 25.4% for the six months ended March 31, 1999. This decrease is the result of a reduction in shipping volume, a 27% decrease in steel scrap prices and lower production costs compared to the same quarter in the previous year.

Selling, general and administrative expenses decreased from $7.5 million for the six months ended March 31, 1998 to $6.1 million for the six months ended March 31, 1999, primarily as a result of reductions in the salaried workforce.

The decrease of $1.2 million in interest expense is reflective of a decreased average balance of borrowings as well as the discontinuance of recording interest expense on unsecured prepetition debt pursuant to SOP 90-7.

During the first quarter ended December 31, 1998, the Company received a $1.8 million settlement pursuant to a class action electrode lawsuit.

In the quarter ended March 31, 1998 the Company recorded non-cash special charges of $2.1 million relating to the retirement of John B. McKinney as President and Chief Executive Officer.

YEAR 2000

The Company has been focused on the year 2000 issue since 1996. The first phase of the Company's year 2000 management was to designate a project leader, identify specific plant and business operation team leaders and create a list of business and information systems and non-information systems that required assessment. The second phase was to form teams to evaluate identified systems for year 2000 compliance. The Company has completed phase one and two and begun phase three, which is to develop a schedule to achieve compliance and begin to repair and/or replace non-compliant systems. The Company expects to be year 2000 compliant in all material respects by the end of calendar 1999.

BUSINESS AND INFORMATION SYSTEMS ("IT SYSTEMS") - The Company believes that its mainframe business computer system is fully year 2000 compliant except for its accounts receivable software. After recent evaluation the Company anticipates this software will be brought into compliance by the end of calendar 1999. The Company also has twenty desktop computers that will require replacement during 1999.

NON-IT SYSTEMS - There are a number of non-IT system issues at the Company's Alton, Illinois facility. Several systems related to the electric melt shop will require software upgrades or replacement including the power measurement software, the ladle metallurgy furnace, the caster control system and the chemical analysis equipment. The Alton facility's 14" Mill also has a number of systems that will require software upgrades or replacement including the process logic control system and the mill's tracking device and monitor equipment. In addition, the Company has been unable to independently evaluate several systems related to the Alton 14" Mill and is awaiting response from various equipment or software vendors as to year 2000 compliance.

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

               None

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

            (b)    Reports on Form 8-K - None

                                   SIGNATURES



                  Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  LACLEDE STEEL COMPANY
                        --------------------------------------


                               /s/ Michael H. Lane
                        --------------------------------------
                                   Michael H. Lane

                                   Executive Vice President

                                   Chief Financial Officer



                                   Duly Authorized Officer and

                                   Principal Financial Officer











Date:       May 14, 1999
      ---------------------