Form 10-Q
period 1999-06-30
LACLEDE STEEL CO /DE/
filed 1999-08-09
CIK 57187

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 1999
                               -------------------------------------------------
                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  -----------------
                          Commission File Number 0-3855

                              Laclede Steel Company
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 43-0368310
    -----------------------------               ------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                Identification Number)

        One Metropolitan Square
          St. Louis, Missouri                           314-425-1400
---------------------------------------         ------------------------
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code:  (314) 425-1400

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

          Yes  X                             No
             -----                              ----

As of July 19, 1999 there were 4,056,140 shares of $.01 par value common stock outstanding.

ITEM 1:   FINANCIAL STATEMENTS

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)
                      (In Thousands Except Per Share Data)


                                                        Three Months Ended         Nine Months Ended
                                                             June 30,                   June 30,
                                                    --------------------------   -----------------------

                                                      1999             1998         1999         1998
                                                      ----             ----         ----         ----

Net sales                                           $  56,354        $  76,840   $  184,363    $ 241,068
                                                    ---------        ---------   ----------    ---------
Costs and expenses:
     Cost of products sold                             50,762           78,279      166,342      233,001
     Selling, general and administrative expenses       2,557            4,315        8,667       12,121
     Depreciation                                       1,531            1,712        4,715        5,337
     Interest expense, net                              1,084            2,714        5,342        8,183
     Asset impairments and other charges (credits)       --             22,870       (1,831)      24,963
                                                    ---------        ---------   ----------    ---------
          Total costs and expenses                     55,934          109,890      183,235      283,605
                                                    ---------        ---------   ----------    ---------
Earnings (loss) before reorganization items
and income taxes                                          420          (33,050)       1,128      (42,537)

Reorganization items                                   (2,000)            --         (4,453)        --
                                                    ---------        ---------   ----------    ---------
Loss before income taxes                               (1,580)         (33,050)      (3,325)     (42,537)

Provision for income taxes                                 47           32,418          141       28,641
                                                    ---------        ---------   ----------    ---------
Net loss                                               (1,627)         (65,468)      (3,466)     (71,178)

Preferred stock dividend requirement                      126              (93)         (62)        (281)
                                                    ---------        ---------   ----------    ---------
Net loss - common shareholders                         (1,501)         (65,561)      (3,528)     (71,459)
                                                    ---------        ---------   ----------    ---------
Other comprehensive income:
     Minimum pension liability adjustment                --               --           --         11,674
     Income tax provision                                --               --           --          4,436
                                                    ---------        ---------   ----------    ---------
          Total other comprehensive income               --               --           --          7,238
                                                    ---------        ---------   ----------    ---------
Comprehensive loss                                  $  (1,501)       $ (65,561)  $   (3,528)   $ (64,221)
                                                    =========        =========   ==========    =========
Basic and diluted
  net loss per share                                $   (0.37)       $  (16.16)  $    (0.87)   $  (17.62)
                                                    =========        =========   ==========    =========

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                          Jun. 30,    Sep. 30,
ASSETS                                      1999        1998
                                         (Unaudited)
                                         ----------- ---------
CURRENT ASSETS
    Cash and cash equivalents              $    205   $    192
    Accounts receivable, less allowances     33,223     39,761
    Prepaid expenses                          3,591      1,936
    Inventories:
        Finished                             38,961     37,871
        Semi-finished                         8,990     11,595
        Raw materials                         5,345      3,478
        Supplies                             11,371     12,922
                                           --------   --------
            Total inventories                64,667     65,866
                                           --------   --------

            Total current assets            101,686    107,755
                                           --------   --------

                                           --------   --------
NON-CURRENT ASSETS                           18,991     19,389
                                           --------   --------

PLANT AND EQUIPMENT, At cost                220,525    220,578
    Less - accumulated depreciation         136,153    131,531
                                           --------   --------
            Net plant and equipment          84,372     89,047
                                           --------   --------


TOTAL                                      $205,049   $216,191
                                           ========   ========

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Data)


                                                            Jun. 30,    Sep. 30,
LIABILITIES AND STOCKHOLDERS' DEFICIT                         1999        1998
                                                          (Unaudited)
                                                          -----------  ----------
LIABILITIES NOT SUBJECT TO COMPROMISE:
  Current liabilities:
    Accounts payable and accrued expenses                  $   9,760    $  56,357
    Accrued compensation                                       5,494        5,400
    Current portion of long-term debt                         63,412      106,048
    Accrued costs of pension plans                              --         15,000
    Other                                                      4,098        3,684
                                                            --------     --------
            Total current liabilities                         82,764      186,489
                                                            --------     --------


  Non-current liabilities:
    Accrued costs of pension plans                              --         57,328
    Accrued postretirement medical benefits                     --         73,470
    Other                                                      4,452        1,923
                                                            --------     --------
            Total non-current liabilities                      4,452      132,721
                                                            --------     --------
LIABILITIES SUBJECT TO COMPROMISE:
    Accounts payable & accrued expenses                       50,033         --
    Accrued postretirement medical benefits                   71,076         --
    Accrued costs of pension plans                            74,242         --
    Long-term debt                                            25,990         --
    Other                                                      3,039         --
                                                            --------     --------
           Total liabilities subject to compromise           224,380         --
                                                            --------     --------
STOCKHOLDERS' DEFICIT:
    Preferred stock, no par value, authorized 2,000,000
      shares; issued and outstanding 416,667 shares               83           83
    Common stock, $0.01 par value, authorized 25,000,000
      shares; issued and outstanding 4,056,140 shares             41           41
    Capital in excess of par value                            59,420       59,482
    Accumulated deficit                                     (102,585)     (99,119)
    Minimum pension liability adjustment                     (63,506)     (63,506)
                                                           ---------    ---------
            Total stockholders' deficit                     (106,547)    (103,019)
                                                           ---------    ---------

TOTAL                                                      $ 205,049    $ 216,191
                                                           =========    =========

                             LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In Thousands)

                                                                  Nine Months Ended
                                                                       June 30,
                                                                --------------------
                                                                  1999        1998
                                                                  ----        ----
Cash flows from operating activities:
 Net loss                                                       $ (3,466)   $(71,178)
 Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation                                                 4,715       5,337
      Other charges                                                 --        24,963
      Change in deferred income taxes                               --        28,354
 Changes in assets and liabilities that provided (used) cash:
       Accounts receivable                                         6,538       8,602
       Inventories                                                 1,199       3,965
       Accounts payable and accrued expenses                       5,655      11,705
       Accrued pension cost                                        2,573       7,344
       Pension cash funding                                         (609)     (8,859)
       Accrued postretirement medical benefits                    (2,394)     (2,916)
       Other assets and liabilities                                2,616       1,124
                                                                --------     -------
  Net cash provided by operating activities                       16,827       8,441
                                                                --------     -------
Cash flows provided by investing activities:
  Capital expenditures                                              (902)     (4,209)
  Proceeds from sale of assets                                       834       3,625
                                                                --------     -------
  Net cash used in investing activities                              (68)       (584)
                                                                --------     -------
Cash flows from financing activities:
  Net change in pre-petition bank facility                       (36,853)     (6,483)
  Net change in post-petition bank facility                       20,525        --
  Payment on long-term debt (prior to bankruptcy filing)            (318)       (954)
  Other                                                             (100)       (361)
                                                                --------     -------
  Net cash used in financing activities                          (16,746)     (7,798)
                                                                --------     -------
Cash and cash equivalents:
  Net increase during the period                                      13          59
  At beginning of year                                               192         136
                                                                --------     -------
  At end of period                                              $    205    $    195
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

     The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 1999. The financial results for the fiscal year ending September 30, 1999 are subject to annual audit. The Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the nine month period ended September 30, 1998.

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

     The accompanying unaudited consolidated balance sheet as of June 30, 1999 segregates liabilities subject to compromise, such as unsecured claims, from liabilities not subject to compromise, such as fully secured liabilities and liabilities arising subsequent to filing bankruptcy. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated statements that might result from the outcome of this uncertainty may be materially different than those presented herein.

     Reorganization items represent expenses incurred by the Company as a result of the bankruptcy filing and proceedings which are required to be expensed as incurred.

2.   BANKRUPTCY PROCEEDINGS

     On November 30, 1998, as a result of a decline in the Company results of operations during the nine months ended September 30, 1998 reflecting, among other factors the deterioration in steel demand and selling prices since the end of 1997, the Company and its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as debtors-in-possession. As debtors-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court.

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

     On November 30, 1998 the Company obtained an $85,000,000 thirteen-month debtor-in-possession financing facility (the "DIP Facility") from its existing lenders, which replaced its existing Bank Credit Facility. On December 23, 1998 the Court issued an order approving the new facility. The DIP Facility provides for revolving credit loans based on accounts receivable and inventory levels with advance rates comparable to the prior Bank Credit Facility. Under terms of the DIP Facility, the Company also has access to additional availability in excess of that provided under the previous agreement. As of June 30, 1999 the Company had unused availability under the DIP Facility of approximately $8,100,000.

     In connection with the DIP Facility, as amended, the Company must maintain compliance with several restrictive financial covenants, including the maintenance of specific levels of operating cash flow and minimum operating contributions from the Alton Steel operations, as defined. As of June 30, 1999 the Company was in compliance with these covenants.

     The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's obligations. Under the provisions of the Bankruptcy Code, the Company has the exclusive right to file such plan at any time during the 120-day period following November 30, 1998. The exclusive filing time period has been extended by the Bankruptcy Court until September 30, 1999.

3.   ASSET IMPAIRMENTS AND OTHER CHARGES (CREDITS)

                             Nine Months Ended
                                  June 30
                        ---------------------------
                            1999            1998
                        -------------   -----------
Lawsuit Settlement      $ (1,831,000)   $    --
Impairment Loss
  -  HTMR Facility           --          15,362,000
  -  Memphis Plant           --           4,712,000
Executive Retirements        --           4,889,000
                        ------------    -----------

                        $ (1,831,000)   $24,963,000
                        ============    ===========

     During the quarter ended December 31, 1998, the Company received $1,831,000 as a settlement in connection with a class action lawsuit involving electrode manufacturers.

     In December 1997, the Company idled its High Temperature Metal Recovery ("HTMR") facility after the facility was damaged in an accident. This facility was previously used to dispose of the EAF dust generated in the Melt Shop at the Alton Plant. Subsequent to the accident, the Company disposed of the EAF dust through alternative methods. During 1998, management completed an evaluation of the HTMR facility to determine the economic feasibility of repairing and operating the unit, and determined that the HTMR facility currently could not function on an economically feasible basis. As there is a limited market for this type of facility, the entire carrying cost of $15,362,000 was written off and recorded as an impairment loss.

     In June 1998, management implemented its program to consolidate the wire operations at its Fremont facility and to shut down the Memphis Wire Plant. In connection with the shut down, the Company recorded a charge of $6,000,000 of which $4,712,000 is reflected in the accompanying statement of operations and comprehensive loss as asset impairments and other charges. The remaining write-off associated with the closing of approximately $1,288,000 relates to inventory losses and termination shutdown costs incurred which have been reflected in cost of products sold.

     Executive retirements resulted in charges of $4,889,000 in the first nine months of 1998. The majority of these charges are non-cash in nature and are related to the accounting requirements for the Key Employee Retirement Plan.

4.   PIPE AND SKELP OPERATIONS

     In August 1998, the Company announced that, in accordance with its Labor Agreement, it planned to discontinue operation of its 22" Mill at its Alton, Illinois Plant. Since the announcement, the Company has continued to operate the mill, primarily as a result of the decline in scrap prices, which has made the operation of the 22" Mill more economical.

     On January 14, 1999 the Company announced, in accordance with its Labor Agreement, it had given formal notice to the United Steelworkers of America of its intention to permanently discontinue the operations of its Alton, Illinois Tube Mill. Although the Company informed officials of the Union of its intention, at this date the Company has remained willing to explore other alternatives with the Union. The Company continues to meet with the Union to determine whether there are realistic alternatives to closing the Alton 22" Mill and Tube Mill.

     Shutdown of the Alton 22" Mill and Tube Mill could affect the employment of certain employees of the Alton Plant. After a final decision is made the 22" Mill and one of the Company's pipe-making facilities may be sold or abandoned, and recording of an impairment charge is likely at that time.

5.   PER SHARE DATA

     Per share amounts have been calculated based on weighted average shares outstanding of 4,056,140. Prior to the bankruptcy filing, net loss per share was computed by dividing the net loss after deducting preferred dividend requirements by the weighted average shares outstanding. In June 1999 the Company reversed preferred dividends of $126,000 accrued after the November 30, 1998 bankruptcy date and a credit of this amount is reflected in net loss per share for the quarter ended June 30, 1999.



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


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 1999, operating activities provided $16.8 million in cash primarily as the result of decreases in inventory of $1.2 million, decreases in accounts receivable of $6.5 million and increases in accounts payable and accrued expenses of $5.7 million. Also included were net proceeds of $3.7 million from a refund from the Internal Revenue Service in connection with the carryback of certain losses incurred in 1997.

Cash flow used in financing activities included a $16.3 million reduction in revolving credit borrowings under the Company's bank facility, and payments on long-term debt of $.3 million.

Under the terms of the Bankruptcy case, liabilities in the amount of $224.4 million are subject to compromise under a plan of reorganization. Pursuant to the provisions of the Bankruptcy Code and during the pendency of the Bankruptcy proceeding, the Company does not intend to make contributions to its pension plans. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

The Company's projections indicate that availability under the DIP Facility should be adequate to finance its operations through 1999 and all planned capital expenditures, which, under terms of the DIP Facility, cannot exceed $6.5 million during its thirteen-month term ending December 31, 1999.

Although the Company believes that anticipated cash flows from future operations and borrowings under the DIP Facility should provide sufficient liquidity for the Company to meet its debt service requirements, satisfy covenants under the DIP Facility and fund ongoing operations, there can be no assurance these or other possible sources will be adequate.


RESULTS OF OPERATIONS

Net sales decreased by $20.5 million in the quarter ended June 30, 1999 compared to the same period of the prior year. This reflects a 23.1% decrease in steel shipments, as well as a 5.9% decrease in average sales prices for steel products. Sales efforts in the quarter ended June 30, 1999 continued to be hampered by the overall weak demand for steel products. Shipments of wire products were adversely affected by the shutdown of the Company's Memphis Wire Mill in July 1998.

The cost of products sold decreased $27.5 million or 35.1% in the quarter ended June 30, 1999. This decrease is the result of the reduction in shipping volume, a 30.0% decrease in steel scrap prices and lower production costs compared to the same quarter in the previous year.

Selling, general and administrative expenses decreased from $4.3 million for the quarter ended June 30, 1998 to $2.6 million for the quarter ended June 30, 1999, primarily as a result of reductions in the salaried workforce. In the quarter ended June 30, 1998 the Company also incurred significant costs for outside business consultants.

The decrease of $1.6 million in interest expense is reflective of a decreased average balance of borrowings as well as the discontinuance of recording interest expense on unsecured prepetition debt pursuant to SOP 90-7. Contractual interest was $2.0 million for the quarter ended June 30, 1999.

Net sales decreased by $56.7 million in the nine months ended June 30, 1999 compared to the same period of the prior year. Steel shipments decreased by 21.5%, and average sales prices for steel products decreased by 6.5%. This reflects the continued overall low level of demand for steel products, and the high level of foreign imports. Shipments of wire products declined as the result of the shutdown of the Company's Memphis Wire Mill.

The cost of products sold decreased $66.7 million or 28.6% for the nine months ended June 30, 1999. This decrease is the result of a reduction in shipping volume, a 28.0% decrease in steel scrap prices and lower production costs compared to the same period in the previous year.

Selling, general and administrative expenses decreased from $12.1 million for the nine months ended June 30, 1998 to $8.7 million for the nine months ended June 30, 1999, primarily as a result of reductions in the salaried workforce and unusual consulting projects in 1998.

The decrease of $2.8 million in interest expense is reflective of a decreased average balance of borrowings as well as the discontinuance of recording interest expense on unsecured prepetition debt pursuant to SOP 90-7. Contractual interest was $6.5 million for the nine months ended June 30, 1999.

As discussed in Note 3, the Company recorded asset impairment and other charges of $25.0 million in the nine months ended June 30, 1998, and received proceeds from the settlement of a lawsuit of $1.8 million in the quarter ended December 31, 1998.

YEAR 2000

The Company has been focused on the year 2000 issue since 1996. The first phase of the Company's year 2000 management was to designate a project leader, identify specific plant and business operation team leaders and create a list of business and information systems and non-information systems that required assessment. The second phase was to form teams to evaluate identified systems for year 2000 readiness. The Company has completed phase one and two and begun phase three, which is to develop a schedule to achieve readiness and begin to repair and/or replace non-ready systems. The Company expects to be year 2000 ready in all material respects by the end of calendar 1999.

BUSINESS AND INFORMATION SYSTEMS ("IT SYSTEMS") - The Company believes that its mainframe business computer system will be fully year 2000 ready by the end of calendar 1999. The Company also has desktop computers that will require replacement or upgrades during 1999.

NON-IT SYSTEMS - There are a number of non-IT system issues at the Company's Alton, Illinois facility. Several systems related to the electric melt shop will require software upgrades or replacement including the power measurement software, the ladle metallurgy furnace, the caster control system and the chemical analysis equipment. The Alton facility's 14-inch mill also has a number of systems that will require software upgrades or replacement including the process logic control system and the mill's tracking device and monitor equipment. In addition, the Company has been unable to independently evaluate several systems related to the Alton 14" mill and is awaiting response from various equipment or software vendors as to year 2000 readiness.

No material year 2000 readiness issues have been identified at the Company's Fremont Wire Mill, Fairless Hills Pipe Mill or the Vandalia Pipe Finishing Facility.

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

The Company is in the process of developing a comprehensive contingency plan to address year 2000 readiness matters that would interfere with or interrupt its manufacturing process. Although this plan has not been finalized, initial recommendations from the Company's year 2000 project leader include the intentional shut-down of the Alton facility immediately prior to Saturday, January 1, 2000 and a systematic start-up of each separate operating unit within the Alton facility on the next scheduled day of plant operations.

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

     (4)(a) Registrant's Postpetition Loan and Security Agreement dated December 1, 1998. (Incorporated by reference to Exhibit (4)(e) in Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.)

     (4)(b) First Amendment to Postpetition Loan and Security Agreement dated December 23, 1998. (Incorporated by reference to Exhibit (4)(f) in Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.)

     (4)(c) Second Amendment to Registrant Postpetition Loan and Security Agreement dated July 1, 1999.

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



                              LACLEDE STEEL COMPANY
                 -----------------------------------------------


                               /s/ Michael H. Lane
                      ------------------------------------

                                 Michael H. Lane

                            Executive Vice President

                             Chief Financial Officer



                           Duly Authorized Officer and

                           Principal Financial Officer











Date:     August 6, 1999
     ------------------------------