Form 10-K405
period 1999-09-30
LACLEDE STEEL CO /DE/
filed 2000-01-07
CIK 57187

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-
OF 1934
For the fiscal year ended       SEPTEMBER 30, 1999
                         ---------------------------------
                                       OR

____________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________to_______________________

Commission file number     0-3855
                      --------------

                              LACLEDE STEEL COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                    43-0368310
  -------------------------------                      ----------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

         440 NORTH 4TH STREET
               SUITE 300
          ST. LOUIS, MISSOURI                               63102
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (314) 425-1400
                                                  -------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
       Title of each class                           which registered
              NONE                                         NONE
--------------------------------------    --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          $.01 PAR VALUE, COMMON STOCK
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

     At the date of filing of this report there were 4,056,140 shares of $.01 par value common stock outstanding. At December 6, 1999 the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $1,750,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                      NONE

     ITEM 1. BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

     Laclede Steel Company is a manufacturer of a wide range of carbon and alloy steel products, including pipe and tubular products, hot rolled products (primarily special quality bars), wire products, and welded chain. The Company converts its semifinished steel into products through its rolling mills and finishing plants. The Company produces wire products and welded chain utilizing rods purchased on the open market. Each of the Company's finishing facilities is located near its end markets and is specialized by product to optimize efficiency.

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

     The Bankruptcy Court has approved an $85 million debtor-in-possession financing facility provided by a Bank Group led by BankAmerica Business Credit (the "DIP Facility"). The DIP Facility has provided it with the cash and liquidity to conduct its operations while it prepares a reorganization plan. The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's obligations. Under the provisions of the Bankruptcy Code, the Company had the exclusive right to file such plan at any time during the 120-day period following November 30, 1998. The exclusive filing time period has been extended by the Bankruptcy Court at the Company's request to January 31, 2000.

GENERAL

     The Company is one of three full-line domestic producers of continuous weld pipe in the United States. In addition, the Company believes it is an important North American producer of oil tempered wire, which is used for applications such as mechanical springs and overhead garage door springs. Oil tempered wire has metallurgical properties that typically command a price premium over commodity grades of wire, and therefore, produces higher profit margins. The Company's manufactured and imported chain products give it a significant position in the truck and automobile tire chain and the hardware and industrial chain markets. The Company's special quality bars are primarily sold to forgers for finishing into a variety of products.

     The Company produces semi-finished steel at its Alton, Illinois Plant. Annual steelmaking capacity is estimated at 680,000 net tons. To improve productivity the Company is utilizing one electric furnace, which reduces production capacity to approximately 580,000 net tons per year. The Company purchases rods for its wire mill and the welded chain operation.

     At December 31, 1996 Ivaco Inc. of Montreal, Canada owned 2,018,650 shares of the Company's common stock or 49.8% of the total number of shares outstanding. On September 26, 1997, a subsidiary of Ivaco Inc. sold one-half of the Ivaco investment in the Company to Midwest Holdings, Inc., a wholly owned subsidiary of Birmingham Steel Corporation ("Midwest Holdings"). The securities of the Company sold consisted of 1,009,325 common shares and 183,334 shares of the Company's Series A preferred stock. The preferred shares are convertible into 859,834 common shares of the Company. Ivaco has provided Midwest Holdings with a limited right of first refusal with respect to such interests until September 24, 2002. At September 30, 1999 Birmingham Steel Corporation and affiliates owned 1,029,325 shares of the Company's common stock or 25.4% of the total number of shares outstanding and Ivaco Inc. owned 1,009,325 shares or 24.9% of the outstanding shares.

(B)  FINANCIAL INFORMATION

The following table sets forth certain financial information relating to Registrant's operations:

                                    Fiscal                Nine-Month
                                  Year Ended        Transition Period Ended           Year Ended
                              September 30, 1999       September 30, 1998          December 31, 1997
                              ------------------       ------------------          -----------------
   (Thousands of Dollars)
   ----------------------
   Net Sales                      $ 241,582                $ 232,289                  $ 325,029
                                  =========                =========                  =========
   Net Loss                       $ (21,353)               $ (83,812)                 $  (3,007)
                                  =========                =========                  =========
   Identifiable Assets            $ 190,071                $ 216,191                  $ 313,820
                                  =========                =========                  =========

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

     Wire Products:                    Cold Drawn Wire
                                       - High Carbon
                                       - Low Carbon

                                       Heat Treated Wire
                                       - Carbon Oil Tempered
                                       - Alloy Oil Tempered
                                       - Annealed

     Chain:                            Welded Chain

     The following table presents, for the periods indicated, the percentage of the Company's total sales by product class:

                                                    Nine-Month
                                 Fiscal         Transition Period
                              Year Ended              Ended               Year Ended
                          September 30, 1999    September 30, 1998     December 31, 1997
                          ------------------    ------------------     -----------------
     Product
     -------
     Pipe and Tube               34.4%                35.5%                  38.0%

     Hot Rolled                  41.1%                44.0%                  37.8%

     Wire                        11.1%                11.8%                  14.8%

     Chain                       13.4%                 8.7%                   9.4%
                                 ----                  ---                    ---
     Total                        100%                 100%                   100%
                                  ===                  ===                    ===

     Pipe and Tubular Products. The Company's tubular products consist primarily of continuous butt weld ("CBW") pipe which is sold in the U.S. and Canada to distributors and manufacturers. Pipe products are produced and finished at the Company's Alton and Fairless Hills, Pennsylvania Plants and finished at the Vandalia, Illinois Facility.

     The Company is one of only three full line producers of CBW pipe in the United States, due in part to the Company's lease from former competitor USX Corporation of its pipe manufacturing facilities at the Fairless Facility.

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

     Hot Rolled Products. The Company's hot rolled products are produced at the Alton Plant and consist primarily of special quality bars ("SBQ") sold to manufacturers to be cold drawn or forged.

     Wire Products. The Company is a major manufacturer of wire products. These products include high and low carbon wire, oil-tempered wire, and annealed wire. The Company believes it is an important participant in the oil tempered wire market. Wire products are currently manufactured and finished at the Company's Fremont, Indiana Facility. The Fremont Facility is the Company's stand-alone oil tempered wire plant which the Company believes to be a state-of-the-art facility. The Company closed its Memphis, Tennessee wire mill in 1998 and sold a large portion of the assets, including its wire manufacturing equipment located in Memphis.

     Chain Products. Laclede Chain Manufacturing Company, one of the Company's wholly owned subsidiaries, produces welded chain and also imports a significant amount of chain for resale. Approximately 50% of its annual sales are attributable to sales of anti-skid devices for trucks and automobiles. The balance of the Company's chain products sales are in the hardware and industrial chain business.

     At September 30, 1999 the Company had an estimated sales backlog of approximately $15 million. Long-term sales commitments do not represent a significant portion of the business. Research and development activities of the Company have not been material.

     The Company manufactures steel from steel scrap purchased in the open market from numerous scrap suppliers. Since it does not produce its own raw materials, the Company is subject to the fluctuation in prices and availability of scrap. See Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) for additional discussion.

     Capital Improvements. While the Company has expanded and improved its downstream finishing facilities, it has also completed important capital improvements to the steelmaking operations at the Alton Plant. The primary objective of these improvements was to substantially reduce production costs and provide access to new markets. Because of the bankruptcy filing, and liquidity issues, the Company's capital expenditures were minimal in recent years. For further information and for discussion of future capital expenditure plans, please refer to MD&A.

     COMPETITION

     The Company believes that the principal competitive factors affecting its business are price, quality and customer service. Price sensitivity in markets for the Company's products is primarily driven by competitive factors.

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

     Foreign. The Company also faces competition from foreign steel producers. Foreign competition increased in 1998 and early 1999 to unprecedented levels, declining somewhat in recent months. Foreign competition may further increase in the future, due to factors such as changes in currency exchange rates, repeal of duties on foreign-produced steel or the enactment of restrictive or burdensome regulations or taxes that affect domestic but not foreign steel manufacturers. Many foreign steel producers are owned, controlled or subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions.

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

     In December 1997, the Company idled its High Temperature Metal Recovery facility (HTMR) after the facility was damaged in an accident. This facility was used to dispose of the Company's EAF dust generated in the Alton Facility. Since 1997 the Company has disposed of the EAF dust through alternative methods. In 1998 Management evaluated the HTMR facility and the decision was made to permanently shut down the operation.

     EMPLOYEES

     As of September 30, 1999, the Company employed approximately 1,200 employees, approximately 220 of whom are classified as management, administrative and sales personnel.

     The Company's 575 hourly employees at the Alton Plant are covered by a collective bargaining agreement that expires in September of 2001. In connection with the bankruptcy proceedings the Company is negotiating an amendment and extension of the collective bargaining agreement. None of the Company's other employees are covered by a collective bargaining agreement. The Company has never experienced a strike, and it believes that its relations with its employees are good. The compensation for the majority of the Company's employees is based partially on productivity in accordance with various incentive plans.

     ITEM 2. PROPERTIES.

     The Company's steelmaking facilities are located on a 400-acre site in Alton, Illinois, and consist of two electric furnaces with a casting production capacity of over 680,000 net tons per year, a ladle metallurgy facility, a continuous bloom casting facility, a roughing mill and 14-inch bar mill, 8-inch bar mill, 22-inch strip mill and facilities for the manufacture of continuous butt-weld pipe. To improve productivity the Company is utilizing one electric furnace, which reduces production capacity to approximately 580,000 net tons per year. The Company also has a pipe finishing plant in Vandalia, Illinois, a chain manufacturing plant in Maryville, Missouri, and a wire oil tempering facility in Fremont, Indiana. The Company operates a pipe mill in Fairless Hills, Pennsylvania which is leased from USX Corporation. The lease expires
September 30, 2001 with an option to renew until September 30, 2006.

     The Company's property is well maintained and adequate for production of its existing product line. The majority of the Company's properties are owned in fee. In connection with its reorganization under the Bankruptcy Code, the Company rejected its lease for space for corporate offices in the Metropolitan Square Building and now leases space at 440 North Fourth Street in downtown
St. Louis under a lease expiring on November 30, 2001, with an option to extend to November 30, 2004.

     ITEM 3. LEGAL PROCEEDINGS

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

     There are other various claims pending involving the Company and its subsidiaries with respect to environmental, hazardous substance, product liability, personal injury, and other matters arising out of the routine conduct of its business. Such claims that arose prior to November 30, 1998 are subject to the automatic stay of the United States Bankruptcy Code.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

                                     PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Laclede's common stock is traded on the OTC Bulletin Board System and the symbol is LCLDQ. As of December 20, 1999 there were 507 stockholders of record.

     MARKET
     PRICE RANGE                    1999                            1998
                                    ----                            ----
     BY QUARTER            HIGH             LOW             HIGH           LOW
     ----------            ----             ---             ----           ---
     First               $    5/8         $    5/32       $   5-5/8      $    3
     Second                   1/2              7/32           5-1/4           3-1/4
     Third                   11/16             3/8            3-3/8             1/4
     Fourth                 1-7/8              7/16             5/8             1/8

                                                                1999          1998
                                                                ----          ----
     Dividends Per Share Paid on Common Stock                   None          None

     Payment of dividends on common stock was limited by the Company's Loan and Security Agreement and is prohibited by the covenants in the DIP Facility. See
Note 6 to the Company's Consolidated Financial Statements. In addition, the Certificate of Designation for the Company's outstanding Series A Preferred Stock provides that the Company shall not declare or pay any dividends on the Company's common stock unless full cumulative dividends have been paid or declared on the Series A Preferred Stock. At this date, full cumulative dividends have not been paid or declared on the Series A Preferred Stock.

     ITEM 6. SELECTED FINANCIAL DATA

                           FIVE-YEAR FINANCIAL SUMMARY
                 (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                                     Nine-Month
                                                    Fiscal        Transition Period
                                                  Year Ended            Ended
                                                 September 30,       September 30                Years Ended December 31
                                                                                       ------------------------------------------
                                                      1999               1998              1997             1996          1995
                                                  ----------          ----------       ----------       ----------     ----------
Net Sales                                         $  241,582          $  232,289       $  325,029       $  335,381     $  320,350
Restructuring, Asset Impairment
   and other Charges (Credits)                    $    7,177          $   27,646       $     (987)      $    1,559     $   17,694
Net Loss                                          $  (21,353)*        $  (83,812)      $   (3,007)      $   (9,985)    $  (10,137)
Basic and Diluted Net Loss Per
    Common Share                                  $    (5.28)         $   (20.73)      $    (0.83)      $    (2.50)    $    (2.50)
Other Financial Data:
    Total Assets                                  $  190,071          $  216,191       $  313,820       $  331,110     $  349,778
    Working Capital                                   20,476             (78,734)          55,899           62,001         87,759
    Capital Expenditures                               1,510               3,848            3,016           10,726         13,847
    Long-Term Debt (Subject to
         Compromise in 1999)                          25,990                  --          109,157          107,889        118,791
    Stockholders' Equity (Deficit)                   (85,986)           (103,019)          21,101           17,245         16,518
    Stockholders' Equity (Deficit)
       Per Common Share                           $   (21.20)         $   (25.40)      $     5.20       $     4.25     $     4.07
    Cash Dividends
       Per Common Share                           $       --          $       --       $       --       $       --     $       --

* Includes $6,052 in reorganization costs, $6,215 in non-cash periodic pension costs recorded in excess of current service costs, and $7,177 in restructuring, asset impairment and other charges (credits).

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In order to preserve its operational strength and the assets of its businesses, on November 30, 1998, the Company sought protection of the federal bankruptcy laws by filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Under Chapter 11 the Company continues to conduct business in the ordinary course under the protection of the Bankruptcy Court, while a reorganization plan is developed to restructure its obligations and its operations. There can be no assurance that the reorganization plan will be successful.

     As discussed below, since filing for protection under Chapter 11, the Company has substantially improved its operating performance, primarily as the result of cost reduction and productivity improvements.

     The Company has experienced operating losses since 1995. In early 1998, management developed a plan to reorganize operations and improve operating efficiencies. This plan included the consolidation of Wire and Tubular Operations, improvement in operations in the Melt Shop and 14" Bar

Mill at the Alton Plant, and consolidation of certain administrative functions. The shutdown of the Memphis Plant and consolidation of Wire Operations in the Fremont Plant was completed in the third quarter of 1998.

     The Company's tubular products are currently produced at the Alton and Fairless Plants, with finishing operations also performed at the Vandalia Plant. With current production and shipping requirements, the Alton and Fairless Plants are each operating at levels substantially below capacity. Management's plan included consolidation of pipe-making operations in order to improve production efficiencies and reduce the overall costs. In connection with the development of a reorganization plan while under the protection of the Bankruptcy Court, the Company is negotiating with the United Steelworkers of America, representing workers at the Alton Plant, regarding the consolidation of pipe-making operations.

     The Company has also developed a capital program to improve the operating efficiency of the Melt Shop and 14" Bar Mill at the Alton Plant. Implementation of this program will depend upon obtaining adequate financing. In this regard the Company is negotiating with potential lenders, with the intention of utilizing government loan guarantees recently made available under the Emergency Steel Guarantee Loan Program. At this time there is no assurance that the loan guarantees or funds for the capital program will be available to the Company.

OPERATING RESULTS 1997 TO 1999

     On October 22, 1998 the Company changed its fiscal year end from December 31 to September 30. Accordingly, results of operations for the transition period ended September 30, 1998 cover a nine-month period.

     In the twelve months ended September 30, 1999 the Company incurred a net loss of $21.4 million. Included in the net loss is $6.1 million for reorganization expenses (primarily professional fees incurred in connection with the bankruptcy proceedings), $11.7 million in pension curtailment losses, and $6.2 million in non-cash periodic pension costs in excess of current service costs. As discussed in Note 7 to the Consolidated Financial Statements, termination of the Company's hourly and salaried pension plans will be an integral part of the plan of reorganization. Management believes the pension liabilities, other than costs for service subsequent to the bankruptcy filing date, will be assumed by the Pension Benefit Guaranty Corporation. In fiscal 1999 the Company also recorded income of $4.6 million, recognizing settlements of class action lawsuits involving electrode manufacturers. Excluding these charges and credits, the net loss for the year ended September 30, 1999 was approximately $2.0 million.

     The net loss for the nine-month transition period ended September 30, 1998 was $83.8 million. In 1998 the Company recorded asset impairment and other charges of $27.6 million, including losses of approximately $4.6 million and $15.4 million related to the shutdown of its Memphis plant and HTMR facility, respectively. Additionally, the Company also recorded charges of $7.6 million in connection with the retirements of several officers of the Company and certain restructuring expenses. Included in this amount is approximately $5.8 million in primarily non-cash settlement and curtailment expenses relating to the Company's Key Employee Retirement Plan.

     The Company also recorded a provision for income taxes in 1998 of $31.1 million, reflecting a valuation allowance for deferred tax assets. See Note 5 to the Consolidated Financial Statements for additional discussion.

     The net loss for 1997 was $3.0 million. In the first quarter of 1997 the Company realized an after-tax gain of $.6 million on the sale of its Benwood Facility.

     The change in net sales for the last three fiscal periods is analyzed as follows:

                                                                                 (In Thousands)
                                                -------------------------------------------------------------------------
                                                                             Nine-Month Transition
                                                 Twelve Months Ended              Period Ended
                                                September 30, 1999 Vs.       September 30, 1998 Vs.
                                                 Twelve Months Ended            Nine Months Ended
                                                  September 30, 1998           September 30, 1997           1997 Vs. 1996
                                                  ------------------           ------------------           -------------
Decrease in net sales                                  $ (70,380)                    $ (13,067)               $ (10,352)
Comprised of:
     Decrease in volume                                $ (52,151)                    $ (5,562)                $ (13,107)
     Increase (Decrease) in price                      $ (18,229)                    $ (7,505)                $   2,755


     In the twelve months ended September 30, 1999 total steel shipments declined by 21.1% compared to the twelve-month period ended September 30, 1998. Average selling prices for pipe and tubular products decreased by 8.6%, while prices for hot rolled and semi-finished products declined by 5.6% and 3.8%, respectively. Shipments of chain products increased by 2.8% in 1999 over the prior twelve-month period.

     Cost of products sold decreased by $86.0 million, or 27.7%, in the year ended September 30, 1999, compared to the preceding twelve months. This reflects the reduction in steel shipments and a decline in average scrap prices of approximately 26%. In addition, in fiscal 1999 there were significant productivity improvements and reductions in maintenance costs and plant overhead costs at the Alton Plant.

     In the 1998 transition period, the decrease in net sales of $13.1 million compared to nine months ended September 30, 1997 reflects a 2.6% decrease in steel shipments, which primarily occurred in the third quarter. In the third quarter of 1998 steel shipments declined 14.0% when compared to the third quarter of 1997. This reflects the overall decline in demand for steel products and the unprecedented increase in foreign imports.

     For the nine-month transition period ended September 30, 1998 pipe and tubular selling prices declined about 4.5%. This was partially offset by higher price realizations on hot rolled and wire products.

     Cost of products sold increased $10.1 million in the first nine months of 1998 versus the comparable period of 1997, despite the decrease in shipping volume. This reflects the negative effect which the Company's inventory reduction program had on production and maintenance costs per ton. In addition, costs were negatively impacted by increases in workers' compensation expenses and provision for slow moving and obsolete inventories.

     Selling, general and administrative expenses decreased by $2.7 million in the year ended September 30, 1999 when compared to the proceeding twelve-month period. The reduction in Alton Plant overhead expenses mentioned above, and the decrease in selling general and administrative expenses, is primarily due to a significant reduction in salaried employees since early 1998. The relocation of the corporate offices in November 1999 will reduce future selling general and administrative expenses by approximately $250 thousand annually. Selling, general and administrative expenses increased slightly in the nine-month transition period ended September 30, 1998 due to higher professional fees related to restructuring. Interest expense increased in 1998 due to higher interest rates which more than offset lower amounts outstanding.

     Interest expense decreased approximately $4.1 million in the year ended September 30, 1999 when compared to the proceeding twelve-month period. This reflects a decrease in borrowings under the Company's debtor-in-possession financing facility, and the discontinuance of recording interest expense on unsecured and undersecured prepetition debt pursuant to AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

     General inflation has not had a significant effect on the Company's sales and revenues, which are more related to factors such as domestic steel capacity, currency levels, demands for the Company's products and the impact of foreign steel imports. Imported steel typically has the greatest impact on the Company's tubular products.

DIVISIONS AND SUBSIDIARIES

     The Company's subsidiary, Laclede Mid America Inc. operates an oil tempered wire facility in Fremont, Indiana. In 1998 the Fremont Plant increased its production of certain higher grades of oil tempered wire, utilizing technology developed in connection with the project to produce wire for suspension springs. In 1999 the Board of Directors approved a $1.5 million capital project to install an additional oil tempered line, which will increase overall plant capacity by approximately 15%.

     The Company's wholly owned subsidiary, Laclede Chain Manufacturing Company, operates a manufacturing plant in Maryville, Missouri and a warehouse and sales operation in Portland, Oregon. The Laclede Chain operation made a significant contribution to operating results in the year ended September 1999, reflecting significant traction chain sales in the winter of 1998-99.

     Under an agreement with USX Corporation the Company leases the Pipe Mill Operations located at the Fairless Works in Bucks County, Pennsylvania. Shipments of continuous weld pipe from the Fairless Plant represented 37.1% of tubular products sales in fiscal 1999 and 33.8% in the nine-month transition period ended September 30, 1998.

     The Company also operates a tubular finishing plant in Vandalia, Illinois. The Vandalia facility processes semi-finished pipe produced at the Alton and Fairless Pipe Mills. Shipments of continuous weld pipe from the Vandalia Plant represented 47.9% of tubular products sales in fiscal 1999 and 46.6% in the nine-month transition period ended September 30, 1998.

                         LIQUIDITY AND CAPITAL RESOURCES


     For the year ended September 30, 1999 operating activities provided approximately $19.0 million in cash. Cash flow from financing activities used $18.3 million in cash, primarily as the result of a reduction in borrowing under the Company's bank facility. Investing activities used $.7 million in cash flow in the period. At September 30, 1999, $61.9 million in borrowings were outstanding under the Company's bank facility.

     Operating activities provided $4.5 million in cash and investing activities provided $1.0 million in cash flow in the nine-month transition period ended September 30, 1998. In January 1998 the Company completed the sale and leaseback transaction for the Ladle Metallurgy Facility at the Alton Plant. This note receivable collection under the sale and leaseback transaction provided the Company with $3.6 million in cash. In September 1998 the Company completed the sale of a portion of the Memphis Wire Plant, realizing approximately $1.2 million in cash. Capital expenditures for the nine-month transition period ended September 30, 1998 totaled $3.8 million.

     On November 30, 1998, the Company obtained an $85.0 million, thirteen-month debtor-in-possession financing facility from its existing lenders, which replaced its existing Bank Credit Facility. On December 23, 1998, the Court issued an Order approving the new facility. On December 17, 1999 the debtor-in-possession financing facility was extended to June 30, 2000.

     The $85.0 million DIP Facility provides for revolving credit loans based on accounts receivable and inventory levels. As of December 31, 1999 the Company had unused availability under its DIP Facility of approximately $7.2 million.

     In connection with the DIP facility, as amended, the Company must maintain compliance with several restrictive covenants, including the maintenance of specified levels of operating cash flow and minimum operating contributions from the Alton Steel Operations, as defined.

     The Company's projections indicate that availability under the debtor-in-possession facility should be adequate to finance its operations until exit from bankruptcy, and all planned capital expenditures, which will be approximately $3.0 million during the nine months ending June 30, 2000.

     The Company will present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's obligations. In connection with this plan the Company anticipates obtaining exit financing which will be adequate to finance its operations after emerging from bankruptcy, presently anticipated during the first-half of calendar 2000.

     Although the Company believes that the anticipated cash flow from future operations and borrowings under the DIP Facility and anticipated exit financing should provide sufficient liquidity for the Company to meet its debt service requirements and fund ongoing operations, there can be no assurance these or other possible sources will be adequate. As previously mentioned the Company is also negotiating with potential lenders with the intention of utilizing government loan guarantees recently made available in the Emergency Steel Guarantee Loan Program, to provide funds for capital expenditures for the Melt Shop and 14" Bar Mill at the Alton Plant.

YEAR 2000 MATTERS

     The Company has been focused on the year 2000 issue since 1996. The first phase of the Company's year 2000 management was to designate a project leader, identify specific plant and business operation team leaders and create a list of business and information systems and non-information systems that required assessment. The second phase was to form teams to evaluate identified systems for year 2000 readiness. The third phase was to develop a schedule to achieve readiness and repair and/or replace non-ready systems. The Company has completed phases one, two and three. In early 2000, the Company will begin year-end processing and follow-up testing. The Company believes it is year 2000 ready in all material respects at December 31, 1999.

     Business and Information Systems ("IT Systems"): The Company believes that its mainframe business computer system is year 2000 ready at December 31, 1999. The Company has replaced or upgraded its desktop computers that were not year 2000 ready.

     Non-IT Systems: There are a number of non-IT system issues at the Company's Alton, Illinois facility. Several systems related to the electric melt shop have had software upgrades or been replaced including the power measurement software, the ladle metallurgy furnace, the caster control system and the chemical analysis equipment. The Alton facility's 14-inch mill also has a number of systems that have had software upgrades or been replaced including the process logic control system and the mill's tracking device and monitor equipment. In addition, with respect to several systems related to the Alton 14" mill the Company has received assurances from various equipment or software vendors as to year 2000 readiness.

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

     The Company has in place a comprehensive contingency plan to address year 2000 readiness matters that would interfere with or interrupt its manufacturing process. This plan includes backing up all significant computer files, the intentional shut-down of the Alton facility immediately prior to Saturday, January 1, 2000 and a systematic start-up of each separate operating unit within the Alton facility on the next scheduled day of the plant operations.

     Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. If the Company or its customers or vendors identify year 2000 issues in the future, however, and are unable to resolve such issues in a timely manner; it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-K, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the overall demand for steel; statements regarding the ability to maintain sales prices; statements regarding productivity improvement programs; statements regarding the Company's profitability; statements regarding future borrowing capacity; statements regarding Year 2000 compliance and statements regarding future pension funding requirements. In addition, statements containing expressions such as "believes", "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC are intended to identify forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-Q and 8-K and further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in sales prices for steel products; increases in the cost of steel scrap; failure to obtain significant benefits from the Company's cost reduction and productivity improvement programs; increased domestic or foreign steel competition; decreases in the market value of the Company's qualified pension plan assets; increases in financing costs, labor relations, and adverse developments arising from the Chapter 11 proceedings and adverse developments in the timing or results from the Company's current business plan.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative

Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at September 30, 1999. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk due to the floating rate DIP Facility debt of $61.9 million. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flow.

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The index to the Financial Statements of the Company and the independent auditors' report of Deloitte & Touche LLP appear on pages 20 and 46, respectively.

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             NONE

                                    PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     (a) Certain information with respect to each of the directors of the Company is set forth below, including any positions they hold with the Company and their business experience the past five years:

NAME, AGE, OTHER POSITIONS WITH THE COMPANY,                                           SERVED AS A
PRINCIPAL OCCUPATION AND DIRECTORSHIPS OF OTHER COMPANIES                             DIRECTOR SINCE
---------------------------------------------------------                             --------------
Michael H. Lane, 56 .   .   .   .   .   .   .   .   .   .   .   .   .   .   .               1997
Executive Vice President, Chief Financial Officer (January 1999 to date); Vice
President - Finance, Treasurer and Secretary (1983 to 1999).

Wayne P. E. Mang, 62 .   .   .   .   .   .   .   .   .   .   .   .   .   .   .              1997
President and Chief Operating Officer, Russel Metals (steel product processor and distributor) (1982 to 1997). Director of Wainbee Holdings, Inc. and Maverick
Tube Corporation.

Philip R. Morgan, 51  .   .   .   .   .   .   .   .   .   .   .   .   .   .   .             1997
President, Chief Executive Officer and Director, Morgan Construction Company
(supplier of steel rolling mill technology and equipment) (1986 to date).

Robert H. Quenon, 71 .   .   .   .   .   .   .   .   .   .   .   .   .   .   .              1992
Mining Consultant (1991 to date); Chairman of the Board, Federal Reserve Bank of
St. Louis (1993 to 1995); Chairman (1990 to 1991) and President and Chief
Executive Officer (1983 to 1990) of Peabody Holding Company, Inc. (coal mining and sales); Director of Ameren Corporation, and Director of Newmont Mining
Corporation.

George H. Walker III, 68    .   .   .   .   .   .   .   .   .   .   .   .   .               1990
Chairman of the Board, Stifel Financial Corp. (investment banking firm) and its principal subsidiary, Stifel, Nicolaus & Company, Incorporated (stock brokerage firm) (1979 to date); Director of Laidlaw Corp., EAC Corporation, Western &
Southern Life Insurance Company and Macroeconomic Advisers.

     The executive officers of the Company and their ages are as follows:

         NAME                         AGE          POSITION
         ----                         ---          --------
         Thomas E. Brew, Jr.          57           President and Chief
                                                   Executive Officer

         Michael H. Lane              56           Executive Vice President
                                                   Chief Financial Officer

         Ralph M. Cassell             57           Vice President-Wire and Chain

         James T. Caporaletti         57           Vice President & General
                                                   Manager-Tubular Products

     Thomas E. Brew, Jr. of Argus Management Corporation was elected President and Chief Executive Officer by the Board of Directors on February 26, 1998. Mr. Brew had been Executive Vice President of Argus Management Corporation (a consulting firm) since July 1997. From November 1994 until July 1997 Mr. Brew was President, CEO and Chairman of the Board of Directors of Kurzweil Applied Intelligence, Inc. (a software development company). Prior to 1994 Mr. Brew served as Executive Vice President of Argus Management Corporation.

     Michael H. Lane was elected Executive Vice President and Chief Financial Officer in 1999 and Vice President - Finance, Treasurer and Secretary of the Company in 1983. Mr. Lane was elected to the Board of Directors in 1997.

     Ralph M. Cassell was appointed President Laclede Wire Company (Laclede Mid America) and Laclede Chain Manufacturing Company on October 28, 1998. Mr. Cassell is Vice President of Laclede Steel Company. Prior to October 1998 Mr. Cassell served as Vice President and General Manager of Laclede Wire Company and also as Director Quality Management for Laclede Steel Company.

     James T. Caporaletti was appointed Vice President and General Manager of Tubular Products on September 30, 1999. Mr. Caporaletti was appointed Director of Tubular Operations in April 1999, Manager - Tubular Operations in July 1998, and Plant Manager - Fairless Works in October 1991.

         ITEM 11.           EXECUTIVE COMPENSATION

               The following table presents summary information concerning compensation for services rendered to the Company during the fiscal year ended September 30, 1999 and the last three fiscal years by those persons who at September 30, 1999 were the Chief Executive Officer and the other executive officers.

                                                               Annual Compensation
                                                               -------------------
                                                                                     Other Annual           All Other
Name and                           Fiscal                              Bonus         Compensation         Compensation
Principal Position                  Year           Salary ($)         ($) (2)            ($) (3)             ($) (4)
------------------                  ----           ----------         -------            -------             -------
Thomas E. Brew  (5)                1999            $ 673,373         $     --          $       --           $      --
President and Chief                1998(1)           439,808               --                  --                  --
Executive Officer

Michael H. Lane  (6)               1999            $ 243,504         $     --          $   13,188           $  18,157
Executive Vice President ,         1998(1)           182,628               --                  --              17,252
Chief Financial Officer            1997              243,504               --              13,101              19,773
                                   1996              243,504               --             190,297              19,767

James T. Caporaletti               1999            $ 102,461         $     --          $       --           $   2,570
Vice President and                 1998(1)            61,304               --                  --               1,463
General Manager of                 1997               75,323               --                  --               1,800
Tubular Products                   1996               73,311               --                  --               1,750

Ralph M. Cassell                   1999            $ 148,334         $     --          $       --           $   3,008
Vice President-                    1998(1)            91,170               --                  --               3,332
Wire and Chain                     1997              111,000           28,860                  --               3,733
                                   1996              108,000               --                  --               3,668

Thomas W. Calhoun  (7)             1999            $ 103,080         $     --          $       --           $   1,613
Vice President and                 1998(1)            73,269               --                  --                  44
General Manager of
Tubular Products

(1) The 1998 fiscal year is the nine-month transition period beginning January 1, 1998 and ending September 30, 1998.

(2) No bonuses were earned under the Company's Discretionary Incentive Compensation Plan for the years reported. Mr. Cassell's 1997 bonus was earned based on results from wire operations.

(3) Amount reported as Other Annual Compensation in 1996 for Mr. Lane consists primarily of income tax payments related to Company contributions to the Key Employee Retirement Plan. Such contributions represent taxable income to Plan participants and, under the terms of the Plan, the Company was obligated to reimburse participants for the payment of such taxes. Other amounts in this column relate to tax payments on permanent life insurance premiums and tax assistance.

     Certain perquisites which the executive officers received in the years reported the aggregate amount of which did not exceed the lesser of $50,000 or 10% of any such officer's salary and bonus, are not included in other Annual Compensation.

(4) The amounts shown represent life insurance premiums paid by the Company on behalf of the executive officers and matching amount paid by the Company under a defined contribution plan.

(5) Payments were made to Argus Management Corporation, which employs Mr. Brew who was engaged by the Board of Directors in February 1998. He is the Executive Vice President of Argus Management Corporation.

(6) Mr. Lane has entered into an amendment to his employment agreement with the Company, see "Employment Contracts" below.

(7)  Mr. Calhoun resigned during 1999.

                                  BENEFIT PLANS

     The Company maintains the Laclede Salaried Employees' Pension Plan (the "Pension Plan"), a defined benefit plan which provides a monthly pension to salaried employees of the Company (excluding employees covered by a collective bargaining agreement) who retire or terminate with vested rights in accordance with the provisions of the Pension Plan. Benefits are based upon years of credited service and covered compensation offset by the participant's Primary Insurance Amount under the Federal Social Security Act. In connection with the bankruptcy proceedings the Company expects the Pension Benefit Guaranty Corporation to terminate the Pension Plan and assume responsibility for payment of pension benefits, which could result in a reduction of benefits for some participants, including executive officers.

     The Company also maintains the Key Employee Retirement Plan (the "Supplement Plan"), the purpose of which is to provide additional retirement income to certain key employees of the Company, including certain of the executive officers. Benefits for former executive officers McKinney, Hebenstreit and Nethington were fully funded at the time of their retirement. The Company, therefore, had no further payment requirements as the result of their retirement. Benefits for former Vice President-Administration, Larry J. Schnurbusch, were partially funded and he has filed a claim with the Bankruptcy Court for unpaid benefits under the Plan of approximately $925,000.

     Under the Supplement Plan, the eligible employees were guaranteed that the total amount received by them each year during retirement from the Pension Plan, Federal Social Security and the Supplement Plan would be equal to 70% of the average of their highest aggregate three consecutive calendar year salary and bonus during their last 10 years of employment with the Company ("Salary Level"), assuming retirement at age 60. In connection with a company-wide cost reduction program initiated in 1996, in October 1996 the executive officers agreed to a reduction in retirement benefits under the Supplement Plan by a change in the percentage of Salary Level benefits from 70 to 65%. If the employee retires prior to age 60, the applicable percentage of the Salary Level will be reduced 2.5% for each year of retirement age below age 60. Upon termination of employment, a covered employee or his beneficiary at any time prior to commencement of benefits under the Supplement Plan may select the payment of all benefits due under the Supplement Plan in one lump sum payment. The Supplement Plan's funds are held and invested by a trustee. Pursuant to the November 14, 1990 amendment to the Supplement Plan (the "1990 Amendment") the funds held under the Supplement Plan for then participants were transferred to a separate trust under which the employees participating in the Supplement Fund were the direct beneficiaries.

     Mr. Lane is the only remaining key employee participating in the Supplement Plan. He has accumulated 27 years of credited service, and his current salary level eligible for benefits under the Supplement Plan is $326,193. The aggregate annual benefits payable to him pursuant to the Pension Plan, the Supplement Plan and Federal Social Security at his present age is approximately $190,000. Because of the transfer of funds in connection with the 1990 Amendment, the Company has no payment requirement with respect to future termination of employment of Mr. Lane.

     The Company also maintains the Laclede Steel Company Salaried Employees' Profit Sharing Plan (the "Profit Sharing Plan") for the purposes of encouraging eligible employees to develop initiative and productivity and providing employees with additional retirement benefits. The Profit Sharing Plan is intended to qualify as a cash deferred compensation arrangement under Section 401(k) of the Internal Revenue Code. Salaried employees of the Company are eligible to participate in the Profit Sharing Plan.

                            COMPENSATION OF DIRECTORS

     Directors who are not otherwise employed by the Company receive a $1,125 monthly retainer and a per diem fee of $1,125, plus expenses, for Board or committee meetings attended. The Chairman of the Board, Wayne P. E. Mang, receives a $2,250 monthly retainer fee.

                              EMPLOYMENT CONTRACTS

     On February 25, 1999 the United States Bankruptcy Court for the Eastern District of Missouri entered an order approving each of (a) the Company's Key Employee Incentive Retention Plan; (b) the assumption of the Consulting Agreement with Argus Management Corporation and Thomas E. Brew, Jr., President of the Company; and (c) and the assumption of the Amended and Restated Employment Agreements between the Company, Michael H. Lane and Larry J. Schnurbusch. Mr. Schnurbusch retired from the Company during 1999 and, as a result, his Restated Employment Agreement has terminated. Present participants in the Key Employee Incentive Retention Plan are Michael H. Lane, Executive Vice President and Ralph M. Cassell, Vice President of the Company and President of Laclede Chain Manufacturing Co. and Laclede Mid-America, Inc. This plan calls for the payment of one year's salary as a retention bonus to each of the covered individuals upon successful confirmation by the Bankruptcy Court. Payment is due upon confirmation of a Plan of Reorganization. There are no interim payments and no payment is made to a participant (i) unless he remains in the employ of the Company, or in Mr. Cassell's case, its subsidiaries, on the date of confirmation, or (ii) if the employee is terminated with cause prior to that time. If the Company's bankruptcy proceeding is converted to a liquidation under Chapter 7 of the United States Bankruptcy Code then the retention bonus paid to such employee is reduced to one-half salary and is payable on conversion of the bankruptcy case. Mr. Lane's bonus upon a successful reorganization of the Company currently would be $243,500. Mr. Cassell's bonus would currently be $150,000.

     The Consulting Agreement with Argus Management Corporation and Thomas E. Brew, Jr. provides for Mr. Brew to act as President of the Company for the period of one year provided that either party may terminate the Agreement with four (4) weeks prior written notice. Compensation under that Agreement is $12,000 per week, together with reimbursement of expenses, including Mr. Brew's weekly travel expenses to his home in Boston. Massachusetts as well as reasonable housing and automobile expenses while Mr. Brew is in the Alton/St. Louis area.

     Mr. Lane's Employment Agreement provides for Mr. Lane to hold the position of Executive Vice President for a term to expire December 31, 2000 at an annual salary of $243,500. Mr. Lane's agreement continues in force thereafter for successive one-year periods, but is terminable by the Company on ninety (90) days notice. If Mr. Lane remains in the employ of the Company through December 31, 2000 or if he is terminated without "good cause" or leaves the Company for "employee good reason," both as defined in that agreement, the Company also will pay Mr. Lane a severance benefit in a lump sum equal to the amount of his annual base salary, currently, $243,500. Separately,

Mr. Lane is entitled to benefits under the Company's Key Employee Retirement Plan, payable to him on the first business day after he ceases for any reason to be a full-time employee of the Company. Mr. Lane's benefits under that Plan have been fully funded for a number of years.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information is furnished with respect to each person known by management of the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, each director of the Company, each executive officer of the Company and all directors and executive officers as a group. The information is furnished as of December 1, 1999.

                                                                                   Shares of
                                               Shares of                            Series A
                                             Common Stock                        Preferred Stock
Name and Address of                          Beneficially        Percent of        Beneficially     Percent of
Beneficial Owner                               Owned (1)            Class            Owned (1)         Class
----------------                               ---------            -----            ---------         -----
Birmingham Steel Corporation (2)               1,029,325            25.38%            183,334          44.00%
1000 Urban Center Drive, Suite 300
Birmingham, AL  35242

Ivaco Inc. (2)                                 1,009,325            24.88%            183,333          44.00%
Place Mercantile
770 Rue Sherbrooke ouest
Montreal, Quebec, Canada H3A 1G1

James T. Caporaletti                                  --                                   --
Ralph M. Cassell                                      50                 *                 --
Michael H. Lane                                   10,600                 *              5,000           1.20%
Wayne P. E. Mang                                     100                 *                 --
Thomas E. Brew, Jr.                                   --                                   --
Philip R. Morgan                                   1,000                 *                 --
Robert H. Quenon                                     300                 *                 --
George H. Walker III  (3)                          1,000                 *                 --

All Directors and Executive                       13,050                 *              5,000           1.20%
Officers as a Group   (8 persons)

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

(2) On September 26, 1997, a subsidiary of Ivaco Inc. ("Ivaco"), sold one-half of the Ivaco investment in the Company to a wholly owned subsidiary of Birmingham Steel Corporation ("Midwest Holdings"). The securities of the Company sold consisted of 1,009,325 common shares and 183,334 shares of the Company's Series A preferred stock. The preferred shares are convertible into 859,834 common shares of the Company. The transaction was effected through the sale of a wholly owned subsidiary of Ivaco which contained such shares to Midwest Holdings. In connection with the transaction Ivaco, among other things, gave Midwest Holdings the voting rights on Ivaco's remaining investment in the Company's common stock and, in any additional common stock Ivaco may own as a result of the conversion of Ivaco's remaining Series A preferred stock, subject to certain limitations. In addition, Ivaco agreed not to sell any portion of its remaining investment in the Company prior to September 24, 1998 and has provided Midwest Holdings with a limited right of first refusal with respect to such interests until September 24, 2002. On July 29, 1998, Robert A. Garvey, Joseph Alvarado and William R. Lucas, Jr., each an officer of Birmingham Steel, resigned as directors of the Company. Following this action, no representatives of Birmingham Steel held positions on the Company's Board of Directors. In addition, on September 24, 1998, Midwest Holdings notified LCL Holdings I, pursuant to Section 2 (the "Voting Agreement") of the Purchase Agreement, it was canceling the Voting Agreement and the Proxy which was granted to Midwest Holdings by LCL Holdings I on September 26, 1997, relating to the 1,009,325 Holdings I Common Shares and the 183,333 Holdings I Preferred Shares owned by LCL Holdings I (collectively, the "Shares"), as to any and all of such Shares. This information is based upon Schedule 13D forms of Ivaco and Birmingham Steel, filed on September 30, 1997 and October 8, 1998, respectively.

(3) Does not include 1,000 shares of Common Stock owned by Mr. Walker's wife. Mr. Walker disclaims beneficial ownership of such shares.

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to January 1, 1998, the Company was self-insured for workers' compensation liabilities. Ivaco Inc. guaranteed a $4.0 million surety bond covering such liabilities. Claims paid subsequent to December 31, 1997 related to pre-1998 occurrences have been charged against the surety bond guaranteed by Ivaco Inc.

                                     PART IV

     ITEM 14. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT

     The following is an index of the financial statements and schedules included in this Report.

          (1)  FINANCIAL STATEMENTS

                     LACLEDE STEEL COMPANY AND SUBSIDIARIES

                                                                                       Page
                                                                                       ----
Consolidated Balance Sheets, September 30, 1999 and 1998 . . . . . . . . . . .       23 - 24

Consolidated Statements of Operations for the fiscal year ended September 30,
1999, the nine-month transition period ended September 30, 1998 and the year
ended December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25

Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal year ended September 30, 1999 and for the nine-month transition period ended
September 30, 1998 and the year ended December 31, 1997. . . . . . . . . . . . .        26

Consolidated Statements of Cash Flows for the year ended September 30, 1999, the nine-month transition period ended September 30, 1998 and the year ended
December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .     28 - 45

Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . .      46 - 47

          (2)  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                      NONE

          (3)  EXHIBITS

     The following is an index of the exhibits included in this Report or incorporated herein by reference.

          (3) (a) Registrant's Certificate of Incorporation as restated October 28, 1996. (Incorporated by reference to Exhibit (3) in Registrant's Quarterly Report on Form 10-Q for September 30, 1996.)

          (3) (b) By-laws of Registrant amended October 21, 1998. (Incorporated by reference to Exhibit (3) (b) in Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.)

          (4) (a) Registrant's Postpetition Loan and Security Agreement dated December 1, 1998. (Incorporated by reference to Exhibit (4)
                    (e) in Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.)

          (4) (b) First Amendment to Postpetition Loan and Security Agreement dated December 23, 1998. (Incorporated by reference to Exhibit (4) (f) in Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.)

          (4) (c) Second Amendment to Postpetition Loan and Security Agreement dated July 1, 1999. (Incorporated by reference to Exhibit
                    (4) (e) in Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.)

          (4) (d) Third Amendment to Postpetition Loan and Security Agreement dated December 17, 1999.

          (4) (e) Certificate of Designation of Series A Preferred Stock dated July 30, 1996. (Incorporated by reference to Exhibit (4) (i) in the Registrant's Quarterly Report on Form 10-Q for June 30, 1996.)

         (10)  (a)  Stock Purchase Agreement dated July 30, 1996 between Ivaco
                    Inc. and Laclede Steel Company. (Incorporated by reference to Exhibit (10) (a) of Registrant's Quarterly Report on Form l0-Q for June 30, 1996.)

         (10)  (b)  Management Stock Purchase Agreements dated July 30, 1996 between Laclede Steel Company and John B. McKinney, Michael
                    H. Lane, J. William Hebenstreit, Larry J. Schnurbusch and H. Bruce Nethington. (Incorporated by reference to Exhibit (10)
                    (b) of Registrant's Quarterly Report on Form 10-Q for June 30, 1996.)

         (10)  (c)  Restated Employment Agreement dated as of January 13, 1999 between Laclede Steel Company and Michael H. Lane.

         (10)  (d)  Registration Rights Agreement dated July 30, 1996 between
                    Laclede Steel Company and Ivaco Inc., John B. McKinney, Michael H. Lane, J. William Hebenstreit, Larry J. Schnurbusch and H. Bruce Nethington. (Incorporated by reference to Exhibit (10) (d) of Registrant's Quarterly Report on Form 10-Q dated June 30, 1996.)

         (10)  (e)  Restated Key Employee Retirement Plan dated October 16,
                    1996. (Incorporated by reference to Exhibit (10) (g) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

         (10)  (f)  Consulting Agreement dated November 23, 1998 between Argus
                    Management Corporation, Thomas E. Brew, Jr. and Laclede Steel Company. (Incorporated by reference to Exhibit (10)
                    (j) in Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.)

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

                    (b)  REPORTS ON FORM 8-K

                         NONE

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


ASSETS                                                               1999               1998
------                                                               ----               ----
CURRENT ASSETS:
  Cash                                                            $     205          $      192
  Accounts receivable - less allowances of $2,849 in 1999
    and $3,172 in 1998                                               37,956              39,761
  Prepaid expenses                                                    4,130               1,936
  Inventories:
    Finished                                                         34,298              37,871
    Semi-finished                                                     7,082              11,595
    Raw materials                                                     4,627               3,478
    Supplies                                                         11,593              12,922
                                                                  ---------          ----------
           Total inventories                                         57,600              65,866
                                                                  ---------          ----------
           Total current assets                                      99,891             107,755
                                                                  ---------          ----------

NON-CURRENT ASSETS:
  Intangible pension costs                                                5              12,271
  Other                                                               6,348               7,118
                                                                  ---------          ----------
           Total non-current assets                                   6,353              19,389
                                                                  ---------          ----------

PLANT AND EQUIPMENT - At cost:
  Land                                                                1,253               1,544
  Buildings                                                          26,418              27,784
  Machinery and equipment                                           190,656             191,250
                                                                  ---------          ----------
                                                                    218,327             220,578
  Less accumulated depreciation                                     134,500             131,531
                                                                  ---------          ----------
           Total plant and equipment                                 83,827              89,047
                                                                  ---------          ----------
TOTAL                                                             $ 190,071          $  216,191
                                                                  =========          ==========

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' DEFICIT                                    1999                  1998
-------------------------------------                                    ----                  ----
CURRENT LIABILITIES:
  Accounts payable                                                    $   10,421           $   56,357
  Accrued compensation                                                     4,162                5,400
  Current portion of long-term debt                                       61,877              106,048
  Accrued costs of pension plans                                               -               15,000
  Other                                                                    2,955                3,684
                                                                      ----------           ----------
           Total current liabilities                                      79,415              186,489
                                                                      ----------           ----------
NON-CURRENT LIABILITIES:
  Accrued costs of pension plans                                               -               57,328
  Accrued postretirement medical benefits                                      -               73,470
  Other                                                                    6,392                1,923
                                                                      ----------           ----------
           Total non-current liabilities                                   6,392              132,721
                                                                      ----------           ----------
COMMITMENTS AND CONTINGENCIES                                                  -                    -
                                                                      ----------           ----------
LIABILITIES SUBJECT TO COMPROMISE:
  Accounts payable and accrued expenses                                   50,294                    -
  Accrued costs of pension plans                                          40,341                    -
  Accrued postretirement medical benefits                                 70,626                    -
  Long-term debt                                                          25,990                    -
  Other                                                                    2,999                    -
                                                                      ----------           ----------
           Total liabilities subject to compromise                       190,250                    -
                                                                      ----------           ----------

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, no par value, authorized
   2,000,000 shares; issued and outstanding 416,667 shares
   (liquidation preference of $6,250)                                         83                   83
  Common stock, $.01 par value, authorized 25,000,000 shares;
    issued and outstanding 4,056,140 shares                                   41                   41
  Capital in excess of par                                                59,420               59,482
  Accumulated deficit                                                   (120,472)             (99,119)
  Accumulated other comprehensive loss                                   (25,058)             (63,506)
                                                                      ----------           ----------
           Total stockholders' deficit                                   (85,986)            (103,019)
                                                                      ----------           ----------
TOTAL                                                                 $  190,071           $  216,191
                                                                      ==========           ==========

See notes to consolidated financial statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FISCAL YEAR ENDED SEPTEMBER 30, 1999, THE NINE-MONTH TRANSITION PERIOD ENDED SEPTEMBER 30, 1998, AND THE YEAR ENDED DECEMBER 31, 1997
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 1999            1998           1997
                                                                                             (nine months)
                                                                              ----------      ----------     ----------
NET SALES                                                                     $  241,582      $  232,289     $  325,029
                                                                              ----------      ----------     ----------
COSTS AND EXPENSES:
  Cost of products sold  (includes $6,166 related to periodic
       Pension cost recorded in excess of current service costs in 1999)         224,953         233,585        299,570
  Selling, general and administrative expenses                                    11,482          10,466         13,654
  Depreciation                                                                     6,251           5,081          7,696
  Interest expense (contractual interest - $8,365 in 1999)                         6,910           8,183         10,046
  Asset impairments and other charges (credits)                                    7,177          27,646           (987)
                                                                              ----------      ----------     ----------
           Total costs and expenses                                              256,773         284,961        329,979
                                                                              ----------      ----------     ----------
Reorganization costs                                                               6,052               -              -
                                                                              ----------      ----------     ----------
LOSS BEFORE INCOME TAXES                                                         (21,243)        (52,672)        (4,950)
PROVISION (BENEFITS) FOR INCOME TAXES                                                110          31,140         (1,943)
                                                                              ----------      ----------     ----------
NET LOSS                                                                         (21,353)        (83,812)        (3,007)
PREFERRED STOCK DIVIDEND REQUIREMENT                                                 (62)           (281)          (375)
                                                                              ----------      ----------     ----------
    (contractual dividends - $375 in 1999)
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                        (21,415)        (84,093)        (3,382)
OTHER COMPREHENSIVE INCOME (LOSS) NET OF INCOME TAXES:
  Minimum pension liability adjustment                                            38,448         (40,027)         7,238
                                                                              ----------      ----------     ----------
COMPREHENSIVE INCOME (LOSS)                                                   $   17,033      $ (124,120)    $    3,856
                                                                              ==========      ==========     ==========
BASIC AND DILUTED NET LOSS PER COMMON SHARE                                   $    (5.28)     $   (20.73)    $    (0.83)
                                                                              ==========      ==========     ==========

See notes to consolidated financial statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FISCAL YEAR ENDED SEPTEMBER 30, 1999, THE NINE MONTH TRANSITION PERIOD ENDED SEPTEMBER 30, 1998, AND THE YEAR ENDED DECEMBER 31, 1997
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    1999           1998              1997
                                                                    ----           ----              ----
CONVERTIBLE PREFERRED STOCK (416,667 shares issued)              $      83       $       83       $      83
                                                                 ---------       ----------       ---------
COMMON STOCK (4,056,140 shares issued)                                  41               41              41
                                                                 ---------       ----------       ---------
CAPITAL IN EXCESS OF PAR VALUE:
  Beginning balance                                                 59,482           59,763          60,138
  Dividend requirement on convertible preferred stock                  (62)            (281)           (375)
                                                                 ---------       ----------       ---------
  Ending balance                                                    59,420           59,482          59,763
                                                                 ---------       ----------       ---------
ACCUMULATED DEFICIT:
  Beginning balance                                                (99,119)         (15,307)        (12,300)
  Net loss                                                         (21,353)         (83,812)         (3,007)
                                                                 ---------       ----------       ---------
  Ending balance                                                  (120,472)         (99,119)        (15,307)
                                                                 ---------       ----------       ---------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Beginning balance                                               (63,506)         (23,479)        (30,717)
   Other comprehensive income (loss)                                38,448          (40,027)          7,238
                                                                 ---------       ----------       ---------
   Ending balance                                                  (25,058)         (63,506)        (23,479)
                                                                 ---------       ----------       ---------
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                             $ (85,986)      $ (103,019)      $  21,101
                                                                 =========       ==========       =========


See notes to consolidated financial statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS FISCAL YEAR ENDED SEPTEMBER 30, 1999, THE NINE-MONTH TRANSITION PERIOD ENDED SEPTEMBER 30, 1998, AND THE YEAR ENDED DECEMBER 31, 1997
(IN THOUSANDS)


                                                                                       1999              1998              1997
                                                                                                     (nine months)
                                                                                   ----------         ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $  (21,353)        $  (83,812)      $   (3,007)
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
       Depreciation                                                                     6,251              5,081            7,696
       Reorganization items                                                             6,052                  -                -
       Asset impairments and other charges (credits)                                   11,738             25,260             (987)
       Change in deferred income taxes                                                      -             31,010           (2,279)
       Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                                           1,805                521           (1,510)
          Inventories                                                                   8,266             16,940            3,504
          Accounts payable, accrued expenses and other assets                           4,366             12,961           (2,983)
          Pension cost greater than (less than) funding                                 7,031             (1,066)          (4,977)
          Accrued postretirement medical benefits                                      (2,844)            (2,394)          (3,918)
                                                                                   ----------         ----------       ----------
Net cash provided by (used in) operating activities before Reorganization Items        21,312              4,501           (8,461)

Operating Cash Flow from Reorganization Items -
    Bankruptcy related professional fees paid                                          (2,342)                 -                -
                                                                                   ----------         ----------       ----------
Net cash provided by (used in) operating activities                                    18,970              4,501           (8,461)
                                                                                   ----------         ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (1,510)            (3,848)          (3,016)
  Proceeds from sale of assets                                                            834              4,818           10,972
                                                                                   ----------         ----------       ----------
Net cash provided by (used in) investing activities                                      (676)               970            7,956
                                                                                   ----------         ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (repayments) under revolving credit loan                              (18,181)            (4,087)             390
  Proceeds from term loan                                                                   -                  -            4,079
  Payments on long-term debt                                                                -             (1,378)          (3,329)
  Payment of financing costs                                                             (100)                 -             (592)
                                                                                   ----------         ----------       ----------
Net cash provided by (used in) financing activities                                   (18,281)            (5,465)             548
                                                                                   ----------         ----------       ----------
CASH:
  Net increase during the year                                                             13                  6               43
    At beginning of year                                                                  192                186              143
                                                                                   ----------         ----------       ----------
    At end of year                                                                 $      205         $      192       $      186
                                                                                   ==========         ==========       ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                                                     $    7,198         $    8,309       $   10,057
      Income tax payments (refunds) - net                                              (6,800)               130              337

See notes to consolidated financial statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999, NINE-MONTH TRANSITION PERIOD ENDED SEPTEMBER 30, 1998 AND THE YEAR ENDED DECEMBER 31, 1997.

1.   BANKRUPTCY PROCEEDINGS

     On November 30, 1998, as a result of deterioration in steel demand and selling prices, recurring losses, capital deficiency and funding requirements of its defined benefit pension plans, Laclede Steel Company and subsidiaries (the "Company") filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"). The Company is operating as debtors-in-possession under the Code, which protects it from its creditors pending reorganization under the jurisdiction of the Bankruptcy Court. As a debtors-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. A statutory creditors committee has been appointed in this Chapter 11 case. As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all prepetition claims against the Company.

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

     The Company expects the Pension Benefit Guaranty Corporation ("PBGC") to assume its obligations under its defined benefit pension plans for its salaried and hourly employees, which would result in the PBGC becoming one of its largest unsecured creditors. The termination of these plans will be an integral part of the plan of reorganization. As of November 30, 1998, the Company had a significant unfunded obligation related to these pension plans. The Company has made no contributions to the pension plans since filing Chapter 11 on the basis that the Company believes prepetition pension obligations can only be paid with Bankruptcy Court approval or as part of a plan of reorganization. The disposition of the Company's postretirement medical obligations has not as yet been determined and these obligations have been included as liabilities subject to compromise. Pursuant to the provisions of the Bankruptcy Code, the Company continues to incur the cost of the postretirement medical plans. The Bankruptcy Court has approved the payment of certain prepetition liabilities such as employee wages and benefits. The Bankruptcy Court has also allowed for the retention of legal and financial professionals. These professional fees represent the majority of reorganization items recorded in the consolidated statements of operations in 1999 and, to the extent unpaid, are liabilities not subject to compromise.

     At the time of filing Chapter 11, the Company's receivables, inventory, and certain plant and equipment were pledged as collateral under a Loan and Security Agreement with a bank group. Subsequent to the filing, with the approval of the Bankruptcy Court, the Company entered into an amended Loan And Security Agreement with BankAmerica (the "DIP Facility"), which provides for borrowing up to $85 million. The DIP Facility provides for revolving credit based on eligible receivables and inventory similar to the previous Loan and Security Agreement. In addition, virtually all assets of the Company have been granted as collateral to the Loan and Security Agreement, except for certain assets of Laclede Chain Manufacturing Company. See Note 6 for further description.

     The Company's consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". In addition the consolidated financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. The financial statements include reclassifications made to reflect the liabilities which have been deferred under the Chapter 11 proceedings as "Liabilities Subject to Compromise". Certain accounting and business practices have been adopted that are applicable to companies that are operating under Chapter 11.

     The Company's goal is to file a plan of reorganization in early 2000 and have it confirmed by the Bankruptcy Court by the middle of 2000. The completion and acceptance of the plan of reorganization by the Company's creditors are an integral part of the Company's continued existence. While management believes the Company has made adequate provision for the liabilities to be incurred in connection with Chapter 11 claims, there can be no assurance as to the amount of the ultimate liabilities, the impact of such liabilities on a plan of reorganization or how such liabilities will be treated in a plan of reorganization. The Company's continued existence is also dependent on its ability to achieve future profitable operations, the assumption of the Company's obligations under its defined benefit plans by the PBGC, and continued compliance with all debt covenants under the DIP Facility.

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

3.   CHANGE IN FISCAL YEAR

     Effective September 30, 1998 the Company changed its year-end from December 31 to September 30. The consolidated statements of operations and comprehensive income (loss), stockholders' deficit, and cash flows are presented for the fiscal year ended September 30, 1999, the nine-month transition period ended September 30, 1998 and the year ended December 31, 1997.

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

          Buildings and improvements                   20 to 45 years
          Machinery and equipment                       4 to 25 years
          Office furniture and equipment                2 to 10 years

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

     PER SHARE DATA AND PREFERRED STOCK DIVIDENDS - Per share amounts for the fiscal year ended September 30, 1999, the nine-month transition period ended September 30, 1998, and the year ended December 31, 1997 have been calculated based on weighted average shares outstanding of 4,056,140. Net loss per common share was computed by dividing the net loss, after deducting convertible preferred dividend requirements of $62,000 in 1999, $281,000 in 1998, and $375,000 in 1997 by the weighted average shares outstanding. Per share amounts do not reflect the impact of additional shares of the convertible preferred stock of 1,954,168 as to do so would be antidilutive.

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

     CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS - The Company manufactures steel from steel scrap purchased in the open market from numerous scrap suppliers and generated in the course of its steel production. Since it does not produce its own raw materials, the Company is subject to the fluctuation in prices and availability of scrap.

     Approximately 48% of the Company's employees are covered by a collective bargaining agreement, which expires in September 2001. In connection with the development of a reorganization plan while under the protection of the Bankruptcy Court, the Company is negotiating with the United Steelworkers of America, representing workers at the Alton Plant, regarding the amendment and extension of the collective bargaining agreement.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - Trade accounts receivable, trade accounts payable and accrued liabilities are financial instruments for which the carrying value approximates fair value because of the short-term maturity of these instruments. The Company's notes receivable and debt approximate fair market value due to the interest rates included in the notes receivable and debt which approximate current market rates for similar instruments. As a result of the Company's Chapter 11 filing, a limited market has developed for the trading of financial instruments included as liabilities subject to compromise. Since the market for such claims against the Company under Chapter 11 is not well developed, no reliable source of market price is available.

5.   INCOME TAXES

     FASB Statement No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In evaluating deferred tax assets as of December 31, 1997, management believed that Company-wide cost reductions and productivity improvements previously implemented would return the Company to profitability during 1998, as discussed further below. During the nine-month transition period ended September 30, 1998, significant operating losses caused management to no longer believe that operating income would be sufficient to realize the Company's tax benefits. Consequently, a valuation allowance of $72.5 million was recorded, of which $48.3 million was reflected in the provision for income taxes and the remaining amount was reflected as an adjustment to the minimum pension liability, reported as a reduction of stockholder's equity (deficit).

     As of December 31, 1997, management believed that it was more likely than not that all of the net operating loss ("NOL") carryforwards would by utilized prior to their expiration. The NOL carryforwards, as well as the existing deductible temporary differences, with the exception of differences relating to the minimum pension liability adjustment and the postretirement medical benefits, were largely offset by the existing taxable temporary differences relating to accelerated depreciation which were scheduled to reverse within the carryforward period.

     Furthermore, any recorded deferred tax assets associated with these future tax benefits which would be offset by the reversal of the accelerated depreciation were expected to be realized by the achievement of future profitable operations. The Company experienced profitable operations in 1993, 1994, and 1995, exclusive of nonrecurring/unusual charges in connection with restructuring and modifying the operations of the Company. While the Company experienced significant operating losses in 1996, management believed 1997 would have been a profitable year were it not for the unanticipated losses associated with the union contract negotiations, the related decrease in productivity in the periods surrounding the termination of the contract and the year-end inventory write-offs. The Company has had a history of generating NOL carryforwards and then utilizing such NOL carryforwards to reduce regular income taxes in future periods. Therefore, management believed that no valuation allowance was necessary for the deferred tax assets at December 31, 1997.

     Federal and state income taxes are associated with operating income (loss), as well as other comprehensive income (loss) (additional minimum pension liabilities). The Company's provision for (benefit from) income taxes for both statement of operations and other comprehensive income (loss) is as follows (in thousands):

                                                          Fiscal            Nine-Month
                                                           Year         Transition Period         Year
                                                          Ended               Ended              Ended
                                                      September 30,       September 30,       December 31,
                                                           1999                1998               1997
                                                           ----                ----               ----
    STATEMENT OF OPERATIONS:
        Current and deferred taxes,
            exclusive of valuation allowance            $  (7,186)          $ (17,205)          $ (1,943)
        Valuation allowance                                 7,296              48,345                 --
                                                        ---------           ---------           --------
    Total                                               $     110           $  31,140           $ (1,943)
    OTHER COMPREHENSIVE INCOME (LOSS):
       Current and deferred taxes, exclusive
           of valuation allowance                          14,610              (9,742)          $  4,436
       Valuation allowance                                (14,610)             24,132                 --
                                                        ---------           ---------           --------
    Total                                                      --              14,390              4,436
                                                        ---------           ---------           --------
                  TOTAL                                 $     110           $  45,530           $  2,493
                                                        =========           =========           ========

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                          Fiscal            Nine-Month
                                                           Year         Transition Period         Year
                                                          Ended               Ended              Ended
                                                      September 30,       September 30,       December 31,
                                                           1999                1998               1997
                                                           ----                ----               ----
Current state income tax provision                      $     110           $     130           $    336
Deferred income tax benefit (exclusive of the
     effect of the valuation allowance)                    (7,296)            (17,335)            (2,279)
Increase in valuation allowance for deferred tax            7,296              48,345                  -
                                                        ---------           ---------           --------
Provision (benefit) for income taxes                    $     110           $  31,140           $ (1,943)
                                                        =========           =========           ========

Deferred tax assets and liabilities are comprised of the following (in thousands):

                                                                       Fiscal         Nine-Month
                                                                        Year       Transition Period
                                                                        Ended            Ended
                                                                    September 30,    September 30,
                                                                        1999              1998
                                                                    -------------    -------------
Deferred tax assets:
  Pension liabilities                                               $    15,311       $    22,561
  Postretirement medical benefits                                        26,838            27,919
  Net operating loss and alternative minimum tax carryovers              38,709            40,429
  Allowances on receivables                                               1,083             1,205
  Other                                                                   4,791             5,102
                                                                    -----------       -----------
                       Total deferred tax assets                    $    86,732       $    97,216
                                                                    -----------       -----------
Deferred tax liabilities:
  Depreciation                                                          (21,569)          (24,739)
                                                                    -----------       -----------
Net deferred tax asset                                                   65,163            72,477
Valuation allowance                                                     (65,163)          (72,477)
                                                                    -----------       -----------
                       Net deferred tax asset                       $         -       $         -
                                                                    ===========       ===========


     In connection with the Alternative Minimum Tax Rules ("AMT"), the Company had available AMT credit carryforwards of approximately $2.5 million, which may be used indefinitely to reduce regular federal income taxes. Additionally, for regular tax purposes, the Company had available as of September 30, 1999, NOL carryforwards of approximately $95.3 million, $67.7 million after carryback of specified losses in connection with Section 172 of the Internal revenue Code as discussed below. These NOL carryforwards expire in various amounts from 2008 through 2019.

     Section 172 on the Internal Revenue Code ("Code") allows a 10-year carryback for specified liability losses, as defined. During 1998 and 1999, the Company filed federal and state refund claims based upon the carryback of $27.6 million of specified liability losses from the tax years December 31, 1995 through September 30, 1998. The carryback claims, if fully recovered, would provide a current tax benefit of approximately $10.1 million. In addition, if the carryback claims are fully recovered the Company's regular tax NOL carryforwards will be approximately $67.7 million and additional deferred tax assets would be recharacterized from tax loss carryforwards to alternative minimum tax credit carryforwards. However,
     Section 172 of the Code is an unsettled area of the law and the amount of refunds that will ultimately be recovered will not be determinable until the completion of the final examination of the refund claims by the Internal Revenue Service. During the year ended September 30, 1999, the Company received refunds of $6.8 million from the Internal Revenue Service and the State of Missouri in connection with the carryback claims, but the Company has not as yet recognized this potential tax benefit in the Consolidated Statement of operations. If the aforementioned carryback claims are not ultimately recovered, an NOL carryforward of approximately $95.3 million would be available as of September 30, 1999.

     The applicable statutory federal income tax rate of 34% for the fiscal year ended September 30, 1999, the nine-month transition period ended September 30, 1998, and the year ended December 31, 1997 is reconciled to the effective income tax rate as follows (in thousands):

                                                                          Fiscal            Nine-Month
                                                                            Year            Transition            Year
                                                                           Ended           Period Ended           Ended
                                                                       September 30,        September 30,      December 31,
                                                                            1999                1998               1997
                                                                       -------------       --------------      ------------
     Federal income tax credit computed at statutory tax rate            $  (7,223)          $ (17,908)         $ (1,651)
     Change in valuation allowance                                           7,296              48,345                --
     State income taxes  net                                                   110                  --              (399)
     Other                                                                     (73)                703               107
                                                                         ---------           ---------          --------
     Provision (benefit) for income taxes                                $     110           $  31,140          $ (1,943)
                                                                         =========           =========          ========


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

6.   DEBT

     The components of the Company's debt are as follows (in thousands):

                                                              September 30
                                                       -------------------------
                                                          1999            1998
                                                       ----------     ----------
     SECURED DEBT:
     Bank Loan and Security Agreement:
        Revolving Loan                                 $   55,221     $   72,429
        Term Loan                                           6,656          7,629
                                                       ----------     ----------
                                                           61,877         80,058
     UNSECURED AND UNDERSECURED DEBT:
     Solid Waste Disposal Revenue Bonds:
        8.375% Bonds                                        5,905          5,905
        8.500% Bonds                                        9,430          9,430
     8% Pollution Control Revenue Bonds                     8,040          8,040
     8% Industrial development Revenue Bonds                  615            615
     Notes payable                                          2,000          2,000
                                                       ----------     ----------
                Total Debt                                 87,867        106,048
     Less:  Debt Classified as Current                     61,877        106,048
                                                       ----------     ----------
     Unsecured and Undersecured Debt
            Classified as Subject to Compromise        $   25,990     $       --
                                                       ==========     ==========

     SECURED DEBT - At September 30, 1998, the Company had a Loan and Security Agreement with its banks, which had been amended and restated to provide a total credit facility, subject to a borrowing base formula, of up to $85.0 million and a term loan of $7.6 million. Interest on the Revolving Loan was payable at either prime plus 2% or a Eurodollar rate, at the Company's option. Interest on the Term Loan was payable at either prime plus 2-1/2% or a Eurodollar rate, also at the Company's option. Under the terms of the Loan and Security Agreement, the Company granted security interests in accounts receivable and inventory to the participating banks. The Term Loan was secured by certain plant and equipment.

     In connection with the Company's bankruptcy filing, the Bankruptcy Court authorized the Company to borrow funds under an amended and restated Loan and Security Agreement (the "DIP Facility"). The DIP Facility provides for revolving credit based on eligible accounts receivable and inventory similar to the previous Loan and Security Agreement. At September 30, 1999 the Company had approximately $61.9 million outstanding under the facility and approximately $8.1 million of unused available funds. In connection with an amendment to the DIP Facility approved in December 1999 the termination date was extended to June 30, 2000.

     Interest is payable monthly on postpetition revolving loans which bear interest, at the Company's option, at a floating rate (which is based on 2% plus the Bank of America reference rate ("Prime") or a Eurodollar rate at the Company's option) which was approximately 10% at September 30, 1999.

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

     UNSECURED AND UNDERSECURED DEBT - As part of the modifications to the Loan and Security Agreement in existence at September 30, 1998, the Company received in 1997 the approval of parties to the Solid Waste Revenue Bonds to eliminate certain negative financial covenants contained therein and to substitute therefore certain collateral. Subsequent to that substitution, the only remaining negative financial covenant with respect to the Solid Waste Revenue Bonds is that the Company may not without the prior written consent of the Issuer of the Bonds (i) borrow from its subsidiary, Laclede Chain Manufacturing Company, or (ii) take cash advances from Laclede Chain Manufacturing Company, except to the extent that the aggregate principal amount of all such borrowings and cash advances at any one time do not exceed $7,000,000. Collateral granted to the Trustee of the Solid Waste Revenue Bonds for the benefit of the bondholders consists of (i) all of the issued and outstanding shares of Laclede Chain Manufacturing Company and
     (ii) all of Laclede Chain Manufacturing Company's machinery and equipment now owned or thereafter acquired.

     Effective May 22, 1995 a subsidiary of the Company entered into a Note Agreement for $2,000,000 bearing interest of Citibank NY Prime rate plus 1%. Principal is due upon the original maturity date of May 22, 2001 and interest is payable monthly. At September 30, 1999 the interest rate was 9.5%.

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

     The Company was party to a Paying Agent Agreement in which the Paying Agent assisted the Company in purchasing certain raw material. The terms of this agreement required the Company to pay a commission of 1.5% on all purchases plus a fee on the invoice amount. Amounts purchased under this agreement were included in accounts payable subject to compromise and amounted to $9,877,000 as of September 30, 1999 and 1998 and $5,984,000 as of December 31, 1997. As of September 30, 1998, the Paying Agent has terminated this agreement.

     In accordance with the Bankruptcy Code and AICPA Position 90-7 the Company has not accrued interest on Unsecured and Undersecured Debt since the bankruptcy filing on November 30, 1998.

     Pursuant to the bankruptcy proceedings, and giving consideration to the defaults on several of the agreements at September 30, 1998 all outstanding debt was classified as current. At September 30, 1999 all unsecured and undersecured outstanding debt of the Company is subject to compromise.

7.   EMPLOYEE BENEFITS

     DEFINED BENEFIT PENSION PLANS - The Company has several noncontributory defined benefit pension plans providing retirement benefits for substantially all employees. Benefits under the plans are primarily based on years of service and employee's compensation prior to retirement. Annual pension plan funding has been based on the range of deductible contributions permitted by ERISA regulations, taking into account the Company's income tax situation.

     As a result of its filing under Chapter 11 on November 30, 1998, the Company is not permitted by the Bankruptcy Court, to make contributions to the pension plans related to prepetition liabilities. Due to the size of the underfunding of the hourly and salaried pension plans, the Company expects the plans will be terminated and the pension obligations assumed by the PBGC. Accordingly, in accordance with SFAS No. 88, due to the probability of plan terminations the Company has recorded a curtailment loss of approximately $11.7 million in fiscal 1999, representing prior service costs and unamortized transition obligations (See Note 8). The Company continues to record the periodic pension costs as set forth in SFAS No. 87, of which $6.2 million is in excess of current service cost. Neither the amounts recorded as curtailment loss or periodic pension cost in excess of current service costs for the hourly and salaried plans will ever be funded because of the expected plan terminations.

     The components of net periodic pension cost are as follows (in thousands):


                                                        Fiscal                Nine-Month
                                                         Year             Transition Period              Year
                                                        Ended                    Ended                  Ended
                                                  September 30, 1999      September 30, 1998       December 31, 1997
                                                  ------------------      ------------------       -----------------
      Service cost                                    $   1,462                $   1,265               $   1,742
      Interest cost on projected benefit
          obligation                                     12,812                   10,184                  13,710
      Expected return on plan assets                    (10,853)                  (8,778)                (12,068)
      Net amortization of:
          Unrecognized transition obligation                 62                    1,398                   1,584
          Unrecognized net loss                           3,906                    2,456                   3,419
          Unrecognized prior service costs                  239                    1,255                   1,307
                                                      ---------                ---------               ---------
      Net periodic pension cost                           7,628                    7,780                   9,694
      Settlement and curtailment losses
           recognized                                    11,738                    5,813                      --
                                                      ---------                ---------               ---------
             Total net periodic pension cost          $  19,366                $  13,593               $   9,694
                                                      =========                =========               =========

     Included in total pension cost for the nine-month transition period ended September 30, 1998 is an expense of $5.8 million recognized in connection with the write-off of all remaining deferred costs of the Company's Key Employee Retirement Plan. As discussed in Note 8, several officers of the Company retired or terminated services during the period. In addition, any remaining deferred cost associated with the Plan was charged to expense as a result of the change in the actuarial calculation relating to estimated future service years for the two employees remaining in the Plan at September 30, 1998.

     The projected benefit obligations at September 30, 1999 and 1998 were determined using assumed discount rates of 7.75% and 6.75%, respectively. For all plans other than the Laclede Hourly Employees Pension Plan, the average assumed rate of increase in compensation levels was 2% for all years. Reflecting the Labor Agreement for Alton hourly employees, a 1% rate of increase in compensation was assumed for all years for such plan. The weighted average assumed long-term rate of return on the market-related value of plan assets was 10% for 1999 and 1998, and 9.9% for 1997.

     A summary of the funded status and changes in the funded status of the Plans, is as follows (in thousands):

                                                                             Fiscal             Nine-Month
                                                                              Year          Transition Period
                                                                             Ended                Ended
                                                                          September 30,        September 30,
                                                                              1999                 1998
                                                                          -------------        -------------
     Change in benefit obligation:
         Benefit obligation at beginning of period                        $   195,974           $   200,760
         Service cost                                                           1,462                 1,265
         Interest cost                                                         12,812                10,184
         Actuarial losses (gains)                                             (10,239)               14,871
         Benefits paid                                                        (24,081)              (31,106)
                                                                          -----------           -----------
                  Benefit obligation at end of period                     $   175,928           $   195,974
                                                                          ===========           ===========
     Change in plan assets:
         Fair value of plan assets at beginning of period                 $   123,035           $   148,706
         Actual return (loss) on plan assets                                   34,858                (4,169)
         Employer contribution                                                    600                 9,604
         Benefits paid                                                        (24,081)              (31,106)
                                                                          -----------           -----------
                  Fair value of plan assets at end of period              $   134,412           $   123,035
                                                                          ===========           ===========

     Funded status                                                        $   (41,515)          $   (72,939)
     Unrecognized net transition obligation (asset)                              (525)                4,931
     Unrecognized actuarial loss                                               26,806                64,951
     Unrecognized prior service cost                                                5                 6,589
                                                                          -----------           -----------
                  Net amount recognized                                   $   (15,229)          $     3,532
                                                                          ===========           ===========

     Amounts recognized in the consolidated balance sheet consist of:
         Prepaid pension cost (reflected in other non-
         current assets)                                                  $        49           $        83
         Accrued benefit liability                                            (40,341)              (72,328)
         Intangible asset                                                           5                12,271
         Accumulated other comprehensive income                                25,058                63,506
                                                                          -----------           -----------
                   Net amount recognized                                  $   (15,229)          $     3,532
                                                                          ===========           ===========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $174.9 million, $173.5 million and $133.2 million, respectively, as of September 30, 1999, and $200.6 million, $198.8 million and $119.0 million, respectively, as of September 30, 1998.

     In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability for underfunded plans of $25.1 million at September 30, 1999 and $75.8 million at September 30, 1998, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The reduction in minimum pension liability at September 30, 1999 from September 30, 1998 is primarily due to investment performance of plan assets, with the actual return on assets substantially exceeding the assumed rate of return. The increase in the assumed discount rate used to determine the accumulated benefit obligation from 6.75% to 7.75% also caused a substantial reduction in the minimum pension liability.

     The minimum pension liability is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to stockholders' equity (deficit). This charge amounted to $25.1 million at September 30, 1999. As of September 30, 1998, $63.5 million of the excess minimum pension liability resulted in a charge to equity. A valuation allowance for the corresponding deferred tax asset resulting from the additional minimum liability was recorded in 1999 and 1998 as it did not appear likely that the deferred tax assets will be realized under present circumstances (See
     Note 5).

     PROFIT SHARING PLAN - The Company maintains a defined contribution profit sharing thrift plan covering a majority of its salaried employees. In 1996 the Plan was amended to provide for a minimum Company matching contribution regardless of the level of Company profitability. Company contributions for the year ended September 30, 1999 amounted to $99,000, for the nine-month transition period ended September 30, 1998 amounted to $167,000, and for the year ended December 31, 1997 amounted to $259,000.

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

      The components of net periodic postretirement medical benefit costs are as follows (in thousands):

                                                     Fiscal           Nine-Month
                                                      Year            Transition           Year
                                                      Ended          Period Ended          Ended
                                                  September 30,      September 30,      December 31,
                                                       1999               1998              1997
                                                  ------------       ------------       -----------
Service cost                                         $    473          $    327           $    452
Interest cost                                           3,712             2,872              3,731
Amortization of unrecognized prior service
    credits                                              (960)             (719)              (960)
Amortization of unrecognized net gain                    (699)             (599)            (1,420)
                                                     --------          --------           --------
            Net periodic costs                       $  2,526          $  1,881           $  1,803
                                                     ========          ========           ========


     A summary of the changes in the status of the plans is as follows (in thousands):

                                                                       Fiscal            Nine-Month
                                                                        Year             Transition
                                                                        Ended           Period Ended
                                                                    September 30,       September 30,
                                                                         1999                1998
                                                                     -----------        ------------
     Benefit obligations at beginning of period                      $   57,607          $   55,750
     Service cost                                                           473                 327
     Interest cost                                                        3,712               2,872
     Actuarial (gains) losses                                               (35)              2,933
     Benefits paid                                                       (5,353)             (4,275)
                                                                     ----------          ----------
                  Benefit obligations at end of period               $   56,404          $   57,607
                                                                     ==========          ==========
     Funded status                                                   $  (56,404)         $  (57,607)
     Unrecognized actuarial gain                                         (8,056)             (8,737)
     Unrecognized prior service credit                                   (6,166)             (7,126)
                                                                     ----------          ----------
     Accrued post-retirement benefit obligation                      $  (70,626)         $  (73,470)
                                                                     ==========          ==========


     The assumed discount rates used to measure the accumulated postretirement benefit obligation were 7.75% at September 30, 1999 and 6.75% at September 30, 1998. The assumed future health care cost trend rates for the September 30, 1999 and 1998 calculations were 6.36% and 7.14%, gradually declining over a five-year period to 3.25%. In 2003 and later years, a one percentage point increase in the health care trend rates would have increased the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $517,000 for the year ended

     September 30, 1999, $444,000 for the nine-month transition period ended September 30, 1998 and $477,000 for the year ended December 31, 1997, and would have increased the accumulated postretirement benefit obligation by $5.5 million as of September 30, 1999 and $5.6 million as of September 30, 1998.

     A one percentage point decrease in the health care trend rates would have decreased the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $460,000 for the year ended September 30, 1999, $390,000 for the nine-month transition period ended September 30, 1998, and $428,000 for the year ended December 31, 1997, respectively, and would have decreased the accumulated postretirement benefit obligation by $5.0 million as of September 30, 1999 and by $5.1 million as of September 30, 1998.

8.   ASSET IMPAIRMENT, OTHER CHARGES AND CREDITS (In Thousands)


                                                           Fiscal          Nine-Month
                                                            Year           Transition             Year
                                                           Ended          Period Ended            Ended
                                                        September 30,      September 30,       December 31,
                                                             1999              1998                1997
                                                             ----              ----                ----
      Lawsuit Settlement                                  $ (4,561)          $      -            $     -
      Curtailment Loss - Pension (See Note 7)               11,738                  -                  -
      Impairment Loss
       - HTMR Facility                                           -             15,362                  -
       - Memphis Plant                                           -              4,650                  -
      Executive Retirements and Other                            -              7,634                  -
      Gain on Sale of Tubing Operation                           -                  -               (987)
                                                          --------           --------            -------
                                                          $  7,177           $ 27,646            $  (987)
                                                          ========           ========            =======

     Due to the probability that the hourly and salaried pension plans will be terminated by the PBGC, the Company has recorded an $11.7 million curtailment loss in the year ended September 30, 1999. (See Note 7). The Company recorded income of $4.6 million in fiscal 1999 from settlements in connection with class action lawsuits involving electrode manufacturers.

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

     In June 1998, management implemented its program to consolidate the wire operations at its Fremont facility and to shut down the Memphis Wire Plant. In connection with the shut down, the Company recorded a charge of approximately $6.0 million of which $4.6 million is reflected in the accompanying consolidated statements of operations as asset impairments and other charges. The impairment loss on property, plant and equipment reflects the difference between the carrying value at the time of write-off of approximately $6.3 million and an estimated fair value less costs to sell of approximately $2.2 million. Operations have ceased and the majority of the assets have been sold. Net proceeds of approximately $2.0 million have been received in connection with such sales. Also included in the charge is $0.5 million relating to the write-off of goodwill associated with this operation. The remaining write-off associated with the closing of the Memphis Wire Plant of approximately $1.4 million relates to inventory losses and termination shutdown costs incurred which have been reflected in cost of products sold.

     Professional fees associated with the Company's potential restructuring were also recorded in the nine-month transition period ended September 30, 1998. The Company recorded charges of approximately $6.4 million in connection with the retirement severance of several officers of the Company during the nine-month transition period ended September 30, 1998. Included in this charge is approximately $5.8 million in primarily noncash settlement and curtailment expenses relating to the Company's Key Employee Retirement Plan.

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

9.   COMMITMENTS AND CONTINGENCIES:

     The Company has operating leases for office space and certain equipment through 2007. Future minimum lease commitments required under these leases are as follows (in thousands):


                                   Lease
                                Commitments
                  ----------------------------------------
                  2000                             $ 4,816
                  2001                               3,887
                  2002                               1,636
                  2003                               1,404
                  2004                                 817
                  Thereafter                           938
                                                   -------
                  TOTAL                            $13,498
                                                   =======

     Rent expense under all leases in 1999, 1998, and 1997 was $5.2 million, $4.9 million and $4.3 million, respectively. In connection with its reorganization under the Bankruptcy Code, the Company rejected its lease for space for corporate offices in the Metropolitan Square Building and now leases space at 440 North Fourth Street in downtown St. Louis under a lease expiring on November 30, 2001, with an option to extend to November 30, 2004. A decision with respect to the assumption, rejection or assignment of other leases in accordance with the Bankruptcy Code has not as yet been made by the Company.

     In 1996, the Company entered into a sale and leaseback transaction with a third party for the Ladle Metallurgy Facility at Alton. The third party agreed to purchase the equipment in 1996 for approximately $4.0 million cash and a note receivable for approximately $3.6 million which was paid in January 1998 to complete the lease transaction. The lease term is for five years starting August 1, 1996 and continuing until June 30, 2001 with an option to purchase the equipment at the expiration date. In August 1998, the Company made a late payment on the lease, allowing the lessor to draw upon a letter of credit in the amount of $1.5 million. Management expects to renegotiate the terms for acquiring the Ladle Metallurgy Facility in connection with the Bankruptcy proceedings.

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

     On January 14, 1999 the Company announced, in accordance with its Labor Agreement, it had given formal notice to the United Steelworkers of America of its intention to permanently discontinue the operations of its Alton, Illinois Tube Mill. Although the Company informed officials of the Union of its intention, at this date the Company is continuing to explore other alternatives with the Union.

     Shutdown of the Alton 22" Mill and Tube Mill could affect the employment of certain employees of the Alton Plant. Management is negotiating with the Union to reach a decision as to the future of these facilities during the bankruptcy proceedings.

10.  PREFERRED STOCK

     In July 1996, the Company issued 416,667 shares of Series A 6% convertible preferred stock to Ivaco Inc. and the executive officers of the Company for $6,090,000, after expenses. This transaction resulted in an increase in capital in excess of par value of $6,007,000. On October 28, 1996, at a special meeting of the stockholders, an amendment was approved to the Company's Certificate of Incorporation which reduced the par value of each share of common stock from $13.33 per share to $.01 per share and increased the number of authorized common stock shares from 5,000,000 shares to 25,000,000 shares. The stockholders also approved the recapitalization of the Company's Series A 6% preferred stock. At such time each share of the preferred stock became convertible into common stock at the option of the holder at a conversion price of $3.20 into 4.69 shares of common stock. In the event of voluntary or involuntary liquidation of the Company, the holders of shares of Series A Preferred Stock are entitled to receive liquidating distributions in the amount of $15.00 per share plus accrued and unpaid dividends (which total $875,000 or $2.10 per share) before payment is made to holders of common stock. The Company has not accrued dividends on the preferred stock since the bankruptcy filing. As of September 30, 1999 and 1998, Birmingham Steel and Ivaco, Inc. each owned approximately 44% of the issued shares of convertible preferred stock.

11.  RELATED PARTY TRANSACTIONS

     The Company has transactions in the normal course of business with Ivaco Inc. or affiliated companies. As of September 30, 1999 Ivaco Inc. owned approximately 25% of the Company's outstanding common stock. For the year ended September 30, 1999 and nine-month transition period ended September 30, 1998, the Company purchased rods at market prices totaling $2,979,000 and $1,024,000, respectively, from affiliates of Ivaco. Prior to January 1, 1998, the Company was self-insured for workers' compensation liabilities. Ivaco Inc. issued a $4.0 million guaranty bond covering such liabilities.

     The Company also has transactions in the normal course of business with Birmingham Steel or affiliated companies. As of September 30, 1999 Birmingham Steel beneficially owned approximately 25% of the Company's outstanding common stock. In 1998 the Company purchased rods and participated in rod conversion arrangements with affiliates of Birmingham Steel at market prices, which totaled $3,508,000. In 1999 such purchases totaled $6,346,000. Also in 1997, an affiliate of Birmingham Steel purchased semi-finished steel from the Company at market prices totaling $643,000.

12.  INFORMATION BY PRODUCT LINE

     The Company operates in one business segment as a manufacturer of carbon and alloy steel products. Its primary product lines consist of pipe and tubular products, wire, hot rolled bars and welded chain. The following table presents, for the periods indicated, the Company's revenue by product class (in thousands):

                                          Fiscal             Nine-Month Transition              Year
                                        Year Ended                Period Ended                  Ended
                                    September 30, 1999         September 30, 1998         December 31, 1997
                                    ------------------         ------------------         -----------------
     Pipe And tubular                    $  83,045                   $  82,463                $ 123,512
     Hot Rolled                             99,198                     102,207                  122,861
     Wire                                   26,788                      27,410                   48,104
     Chain                                  32,551                      20,209                   30,552
                                         ---------                   ---------                ---------
             Total                       $ 241,582                   $ 232,289                $ 325,029
                                         =========                   =========                =========

     13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

In its quarterly financial statements for the first three quarters of 1999, the Company only recognized the portion of pension expense under its defined benefit pension plans attributable to employee current service cost. Amounts in excess of current service costs will not be funded because of expected plan terminations. Subsequently, the Company determined that because of the probability of plan terminations a pension curtailment loss of $11.7 million should be recognized as a first quarter charge in 1999. It was also determined that the entire amount of net periodic pension cost calculated in accordance with Statement of Financial Accounting Standards No. 87 should be recognized in fiscal 1999, even though amounts in excess of current service costs will not be funded. As a result, the 1999 quarterly results of operations have been restated from amounts previously reported. The results of operations by quarter for 1999 and 1998 were as follows (in thousands, except per share data):


                                   1999 AS PREVIOUSLY REPORTED                             1999 AS RESTATED
                             ---------------------------------------     -----------------------------------------------------
                               DEC 31         MAR 31         JUN 30        DEC 31        MAR 31        JUN 30          SEP 30
                               ------         ------         ------        ------        ------        ------          ------
Net sales                    $ 68,108        $ 59,901       $ 56,354     $  68,108     $  59,901     $  56,354       $  57,219
Cost of products sold          62,501          53,079         50,762        62,953        54,434        52,117          55,449
                             --------        --------       --------     ---------     ---------     ---------       ---------
Net sales less cost of
products sold                $  5,607        $  6,822       $  5,592     $   5,155     $   5,467     $   4,237       $   1,770
                             ========        ========       ========     =========     =========     =========       =========
Net loss                     $   (766)       $ (1,073)      $ (1,627)    $ (12,956)    $  (2,428)    $  (2,982)      $  (2,987)
                             ========        ========       ========     =========     =========     =========       =========
Basic and fully diluted
net loss
per share                    $  (0.21)       $  (0.29)      $  (0.37)    $   (3.21)    $   (0.60)    $   (0.73)      $   (0.74)
                             ========        ========       ========     =========     =========     =========       =========


                                                             1998
                                          -----------------------------------------
                                           MAR 31           JUN 30          SEP 30
                                           ------           ------          ------
      Net sales                           $ 84,555        $ 76,840         $ 70,894
      Cost of products sold                 77,638          78,069           77,878
                                          --------        --------         --------
      Net sales less cost of
      products sold                       $  6,917        $ (1,229)        $ (6,984)
                                          ========        ========         ========
      Net loss                            $ (2,038)       $(65,468)        $(16,306)
                                          ========        ========         ========
      Basic and fully diluted net
      loss per share                      $  (0.53)       $ (16.16)        $  (4.04)
                                          ========        ========         ========

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Laclede Steel Company and Chapter 11 Trustee of
  Laclede Steel Company:

We have audited the accompanying consolidated balance sheets of Laclede Steel Company and Subsidiaries (Debtors-in-Possession) as of September 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the year ended September 30, 1999, the nine month transition period ended September 30, 1998 and year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Laclede Steel Company and Subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for the year ended September 30, 1999, the nine month transition period ended September 30, 1998 and year ended December 31, 1997, in conformity with generally accepted accounting principles.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's bankruptcy filing, recurring losses and capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.




Deloitte & Touche LLP

St. Louis, Missouri
December 27, 1999

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


  January 6, 2000               /s/ Thomas E. Brew, Jr.
_______________________    __________________________________________________
         Date                            Thomas E. Brew, Jr.
                                             President
                                     Principal Executive Officer




  January 6, 2000               /s/ Michael H. Lane
_______________________    __________________________________________________
         Date                               Michael H. Lane
                                  Executive Vice President and Chief
                                           Financial Officer
                             (Principal Financial and Accounting Officer)
                                               Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  January 3, 2000               /s/ Wayne P. E. Mang
_______________________    __________________________________________________
         Date                               Wayne P. E. Mang
                                         Chairman of the Board



  January 6, 2000               /s/ Philip R. Morgan
_______________________    __________________________________________________
         Date                               Philip R. Morgan
                                                Director



  December 30, 1999             /s/ Robert H. Quenon
_______________________    __________________________________________________
         Date                               Robert H. Quenon
                                                Director




  December 28, 1999             /s/ George H. Walker III
_______________________    __________________________________________________
         Date                               George H. Walker III
                                                  Director