Form 10-Q
period 1999-12-31
LACLEDE STEEL CO /DE/
filed 2000-02-11
CIK 57187

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              LACLEDE STEEL COMPANY



For the Quarter Ended  DECEMBER 31, 1999 Commission File Number 0-3855
                      ------------------                        ------

          DELAWARE                                        43-0368310
--------------------------------------           -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)


       440 NORTH 4TH STREET
            SUITE 300
       ST. LOUIS, MISSOURI                                   63102
--------------------------------------           -------------------------------
(Address of principal executive office)                    (Zip Code)

                                 (314) 425-1400
                          -----------------------------
                         (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:

Yes  [X]

No   [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     At December 31, 1999, the number of shares outstanding of the registrant's only class of common stock was 4,056,140 shares with a par value of $.01.

                         PART 1 - FINANCIAL INFORMATION

Item 1:   Financial Statements

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In Thousands Except Per Share Data)


                                                      Three Months Ended
                                                         December 31,
                                                      ------------------
                                                       1999        1998
                                                      -----        -----
Net sales                                            $ 59,409    $ 68,108
                                                     --------    --------
Costs and expenses:
     Cost of products sold                             56,553      62,953
     Selling, general and administrative expenses       2,930       3,217
     Depreciation                                       1,505       1,643
     Interest expense (Contractual interest -           1,569       2,452
         $2,113 in 1999 and $2,506 in 1998)
     Other charges (credits)                             (373)      9,907
                                                     --------    --------
          Total                                        62,184      80,172
                                                     --------    --------

Reorganization costs                                    1,466         910
                                                     --------    --------
Loss before income taxes                               (4,241)    (12,974)

Credit for income taxes                                   (25)        (18)
                                                     --------    --------
Net loss                                               (4,216)    (12,956)

Preferred stock dividend requirement                       --         (94)
    (Contractual dividends - $94 in 1999)            --------    --------


Net loss available to common stockholders            $ (4,216)   $(13,050)
                                                     ========    ========
Basic and diluted net loss per common share          $  (1.04)   $  (3.22)
                                                     ========    ========

See notes to the Consolidated Financial Statements

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In Thousands)


                                         December 31, September 30,
                                             1999         1999
                                         -----------  ------------
ASSETS

CURRENT ASSETS

    Cash                                   $    205   $    205
    Accounts receivable, less allowances     33,211     37,956
    Prepaid expenses                          2,699      4,130
    Inventories:
        Finished                             34,038     34,298
        Semi-finished                         8,493      7,082
        Raw materials                         7,258      4,627
        Supplies                             10,336     11,593
                                           --------   --------
            Total inventories                60,125     57,600
                                           --------   --------
            Total current assets             96,240     99,891
                                           --------   --------

NON-CURRENT ASSETS                            6,644      6,353
                                           --------   --------

PLANT AND EQUIPMENT, At cost                217,635    218,327
    Less - accumulated depreciation         134,563    134,500
                                           --------   --------
            Net plant and equipment          83,072     83,827
                                           --------   --------


TOTAL                                      $185,956   $190,071
                                           ========   ========

See notes to the Consolidated Financial Statements

                             LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (In Thousands Except Per Share Data)

                                                          December 31,  September 30,
                                                              1999         1999
                                                          -----------   ------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE:
CURRENT LIABILITIES
    Accounts payable and accrued expenses                  $  14,100    $  10,421
    Accrued compensation                                       3,560        4,162
    Current portion of long-term debt                         57,127       61,877
    Other                                                      3,201        2,955
                                                           ---------    ---------
            Total current liabilities                         77,988       79,415
                                                           ---------    ---------

NON-CURRENT LIABILITIES                                        6,453        6,392
                                                           ---------    ---------
LIABILITIES SUBJECT TO COMPROMISE:
    Accounts payable & accrued expenses                       50,323       50,294
    Accrued postretirement medical benefits                   70,259       70,626
    Accrued costs of pension plans                            42,241       40,341
    Long-term debt                                            25,990       25,990
    Other                                                      2,904        2,999
                                                           ---------    ---------
           Total liabilities subject to compromise           191,717      190,250
                                                           ---------    ---------

STOCKHOLDERS' DEFICIT:
    Preferred stock, no par value, authorized 2,000,000
      shares; issued and outstanding 416,667 shares               83           83
    Common stock, $0.01 par value, authorized 25,000,000
      shares; issued and outstanding 4,056,140 shares             41           41
    Capital in excess of par value                            59,420       59,420
    Accumulated deficit                                     (124,688)    (120,472)
    Minimum pension liability adjustment                     (25,058)     (25,058)
                                                           ---------    ---------
            Total stockholders' deficit                      (90,202)     (85,986)
                                                           ---------    ---------
TOTAL                                                      $ 185,956    $ 190,071
                                                           =========    =========

See notes to the Consolidated Financial Statements

                            LACLEDE STEEL COMPANY
                              AND SUBSIDIARIES
                           (DEBTORS-IN-POSSESSION)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                               (In Thousands)

                                                                       Three Months Ended
                                                                          December 31,
                                                                     --------------------
                                                                        1999       1998
                                                                     ---------   --------
Cash flows from operating activities:
      Net loss                                                       $ (4,216)   $(12,956)
      Adjustments to reconcile net loss to
         net cash provided by operating activities:
           Depreciation                                                 1,505       1,643
           Reorganization items                                         1,466         910
           Other charges (credits)                                       (373)     11,738
      Changes in assets and liabilities that provided (used) cash:
            Accounts receivable                                         4,745       3,447
            Inventories                                                (2,525)     11,084
            Accounts payable and accrued expenses                       2,214         564
            Accrued pension cost                                        1,919       2,041
            Pension cash funding                                           --        (604)
            Accrued postretirement medical benefits                      (367)       (798)
            Other assets and liabilities                                1,334       3,242
                                                                     ---------   --------
       Net cash provided by operating activities
         before Reorganization Items                                    5,702      20,311

Operating Cash Flow from Reorganization Items -
     Bankruptcy related professional fees paid                           (377)       (510)
                                                                     ---------   --------
       Net cash provided by operating activities                        5,325      19,801
                                                                     ---------   --------
Cash flows provided by investing activities:
       Capital expenditures                                            (1,196)       (232)
       Proceeds from sale of assets                                       621         789
                                                                     ---------   --------
       Net cash provided by (used in) investing activities               (575)        557
                                                                     ---------   --------
Cash flows from financing activities:
       Net repayments under bank facility                              (4,750)    (20,171)
       Payment of financing costs                                          --        (100)
                                                                     ---------   --------
       Net cash used in financing activities                           (4,750)    (20,271)
                                                                     ---------   --------
Cash:
       Net increase during the period                                      --          87
       At beginning of year                                               205         192
                                                                     ---------   --------
       At end of period                                              $    205    $    279
                                                                     =========   ========

See notes to the Consolidated Financial Statements

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


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

     The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2000. The financial results for the fiscal year ending September 30, 2000 are subject to annual audit. The Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

2.   BANKRUPTCY PROCEEDINGS

     On November 30, 1998, as a result of deterioration in steel demand and selling prices, recurring losses, capital deficiency and funding requirements of its defined benefit pension plans, Laclede Steel Company and subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"). The Company is operating as debtors-in-possession under the Code, which protects it from its creditors pending reorganization under the jurisdiction of the Bankruptcy Court. As a debtors-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. A statutory creditors committee has been appointed in this Chapter 11 case. As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all prepetition claims against the Company.

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

     The Company expects the Pension Benefit Guaranty Corporation ("PBGC") to assume its obligations under its defined benefit pension plans for its salaried and hourly employees, which would result in the PBGC becoming one of its largest unsecured creditors. The termination of these plans will be an integral part of the plan of reorganization. As of November 30, 1998, the Company had a significant unfunded obligation related to these pension plans. The Company has made no contributions to the pension plans since filing Chapter 11 on the basis that the Company believes prepetition pension obligations can only be paid with Bankruptcy Court approval or as part of a plan of reorganization. The disposition of the Company's postretirement medical obligations has not as yet been determined and these obligations have been included as liabilities subject to compromise. Pursuant to the provisions of the Bankruptcy Code, the Company continues to incur the cost of the postretirement medical plans. The Bankruptcy Court has approved the payment of certain prepetition liabilities such as employee wages and benefits. The Bankruptcy Court has also allowed for the retention of legal and financial professionals. These professional fees represent the majority of reorganization items recorded in the consolidated statements of operations and, to the extent unpaid, are liabilities not subject to compromise.

     At the time of filing Chapter 11, the Company's receivables, inventory, and certain plant and equipment were pledged as collateral under a Loan and Security Agreement with a bank group. Subsequent to the filing, with the approval of the Bankruptcy Court, the Company entered into an amended Loan And Security Agreement with BankAmerica (the "DIP Facility"), which provides for borrowing up to $85 million. The DIP Facility provides for revolving credit based on eligible receivables and inventory similar to the previous Loan and Security Agreement. In addition, virtually all assets of the Company have been granted as collateral to the Loan and Security Agreement, except for certain assets of Laclede Chain Manufacturing Company. As of December 31, 1999 the Company had unused availability under the DIP Facility of approximately $7.2 million.

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

     The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's obligations. Under the provisions of the Bankruptcy Code, the Company had the exclusive right to file such plan at any time during the 120-day period following November 30, 1998. The Company has sought an extension which if approved by the Bankruptcy Court will extend the exclusive right of the Company to file a plan of reorganization until March 31, 2000. While management believes the Company has made adequate provision for the liabilities to be incurred in connection with Chapter 11 claims, there can be no assurance as to the amount of the ultimate liabilities, the impact of such liabilities on a plan of reorganization or how such liabilities will be treated in a plan of reorganization. The Company's continued existence is also dependent on its ability to achieve future profitable operations, the assumption of the Company's obligations under its defined benefit plans by the PBGC, and continued compliance with all debt covenants under the DIP Facility.

3.   OTHER CHARGES (CREDITS)

     Unusual charges (credits) in the quarter included the following (thousands of dollars):

                                                         December 31,
                                                  --------------------------
                                                   1999               1998
                                                  -------           ---------
     Sale of Madison, IL Facility                 $ (373)           $      -
     Curtailment Loss on Pensions                      -              11,738
     Lawsuit Settlement - Electrodes                   -              (1,831)
                                                  ------            --------
       Total                                      $ (373)           $  9,907
                                                  ======            ========

     In December 1999, the Company sold property in Madison, Illinois for $621 thousand which resulted in a gain of $373 thousand.

     Due to the probability that the hourly and salaried pension plans will be terminated by the PBGC, the Company recorded an $11.7 million curtailment loss in the quarter ended December 31, 1998. The Company recorded income of $1.8 million in the December 31, 1998 quarter from settlements in connection with class action lawsuits involving electrode manufacturers.

4.   PER SHARE DATA

     Per share amounts have been calculated based on weighted average shares outstanding of 4,056,140. Prior to the bankruptcy filing, net loss per share was computed by dividing the net loss after deducting preferred dividend requirements by the weighted average shares of common stock outstanding.


                                   * * * * * *

ITEM 2.

                              LACLEDE STEEL COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


The discussion and analysis below should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes to the unaudited consolidated financial statements included elsewhere in the Form 10-Q.

As described in Note 2 to the unaudited consolidated financial statements, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on November 30, 1998. For more information see
Note 2 as well as the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.


Liquidity and Capital Resources

During the three months ended December 31, 1999, operating activities provided $5.7 million in cash reflecting decreases in accounts receivable of $4.7 million, increases in accounts payable and accrued expenses of $2.2 million, and increases in accrued pension cost of $1.9 million.

Cash flow used in financing activities consisted of a $4.8 million net reduction in revolving credit borrowings under the Company's bank facility.

Under the terms of the Bankruptcy case, liabilities in the amount of $191.7 million are subject to compromise under a plan of reorganization. Pursuant to the provisions of the Bankruptcy Code and during the pendency of the Bankruptcy proceeding, the Company does not intend to make contributions to its pension plans. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

The Company's projections indicate that availability under the debtor-in-possession facility should be adequate to finance its operations until exit from bankruptcy, assuming no material reduction in the company's sales or increase in overall costs of operations. In addition, the facility should be adequate to finance all planned capital expenditures, which, under terms of the DIP Facility, cannot exceed $3.9 million for the six months ending June 30, 2000.

Although the Company believes that anticipated cash flows from future operations and borrowings under the DIP Facility should provide sufficient liquidity for the Company to meet its debt service requirements, satisfy covenants under the DIP Facility and fund ongoing operations, there can be no assurance these or other possible sources will be adequate.

Results of Operations

     Net Sales:

Net sales decreased by $8.7 million or 12.8% in the quarter ended December 31, 1999 compared to the same period of the prior year. Steel shipments remained relatively level for the 1999 and 1998 fiscal quarters ended December 31; however, average sales prices for all steel products decreased 7.1% in the quarter ended December 31, 1999. Chain product sales sustained a 34.8% decrease compared to the same quarter of the prior year due to reduced sales of anti-skid devices for trucks and automobiles, which were adversely affected by a mild winter.

The cost of products sold decreased $6.4 million or 10.2% in the quarter ended December 31, 1999 compared to the same period of the prior year. This reflects slightly lower scrap cost and lower chain product sales discussed above.

     Operating Expenses:

Selling, general and administrative expenses decreased from $3.2 million for the quarter ended December 31, 1998 to $2.9 million for the quarter ended December 31, 1999, primarily as a result of reductions in the salaried workforce.

The decrease of $.9 million in interest expense is reflective of a decreased average outstanding balance as well as the discontinuance on November 30, 1998 of recording interest expense on unsecured and undersecured prepetition debt pursuant to SOP 90-7. Contractual interest was $2.1 million and $2.5 million for the quarters ended December 31, 1999 and 1998, respectively.

As discussed in Note 3, the Company recorded other credits of $373 thousand in the three months ended December 31, 1999 relating to the sale of a facility, and received proceeds from the settlement of a lawsuit of $1.8 million in the quarter ended December 31, 1998. Due to the probability that the hourly and salaried pension plans will be terminated by the PBGC, the Company recorded an $11.7 million curtailment loss in the quarter ended December 31, 1998. (See Notes to the Unaudited Consolidated Financial Statements.)

     Year 2000:

Y2K Subsequent Events - On December 31, 1999 the Company completed a systematic shut down of its Alton Plant Operations and successfully completed a systematic start-up on January 1, 2000 without any material effects to the Company or its operations. As of the filing date of this form 10-Q for December 31, 1999, no significant customer, vendor or operational issues relating to year 2000 readiness have arisen that would have a material effect on the Company, its operations, financial position, or cash flow in future periods.

Based on the Company's current assessment, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. If the Company or its customers or vendors identify year 2000 issues in the future, however, and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve any remaining significant year 2000 issues in a timely manner.

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

                           PART II - OTHER INFORMATION

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                         None

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

                    (a)  Exhibits

     (3)(a) Registrant's Certificate of Incorporation as restated October 28, 1996. (Incorporated by reference to Exhibit (3) in Registrant's Quarterly Report on Form 10-Q for September 30, 1996.)

     (3)(b) By-laws of Registrant amended October 21, 1998. (Incorporated by reference to Exhibit (3)(b) in Registrant's Form 10-K for the Transition Period January 1, 1998 to September 30, 1998.)

     (4)(a) Registrant's Postpetition Loan and Security Agreement dated December 1, 1998. (Incorporated by reference to Exhibit (4)(e) in Registrant's Form 10-K for the Transition Period January 1, 1998 to September 30, 1998.)

     (4)(b) First Amendment to Postpetition Loan and Security Agreement dated December 23, 1998. (Incorporated by reference to Exhibit (4)(f) in Registrant's Form 10-K for the Transition Period January 1, 1998 to September 30, 1998.)

     (4)(c) Second Amendment to Postpetition Loan and Security Agreement dated July 1, 1999. (Incorporated by reference to Exhibit (4) (e) in Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.)

     (4)(d) Third Amendment to Postpetition Loan and Security Agreement dated December 17, 1999. (Incorporated by reference to Exhibit (4) (d) in Registrant's Form 10-K for the fiscal year ended September 30, 1999.)

               (b)  Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LACLEDE STEEL COMPANY
--------------------------------------------------------------------------------


                               /s/ Michael H. Lane
                     --------------------------------------
                                 Michael H. Lane
                            Executive Vice President
                             Chief Financial Officer

                           Duly Authorized Officer and
                           Principal Financial Officer










Date: February 11, 2000
     ------------------------