Form 10-Q
period 2000-03-31
LACLEDE STEEL CO /DE/
filed 2000-05-10
CIK 57187

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              LACLEDE STEEL COMPANY
                 _____________________________________________


For the Quarter Ended   MARCH 31, 2000           Commission File Number   0-3855


                 DELAWARE                                      43-0368310
  _________________________________________            ________________________
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification Number)


                 440 NORTH 4TH STREET
                       SUITE 300
                ST. LOUIS, MISSOURI                              63102
  _________________________________________            ________________________
   (Address of principal executive office)                     (Zip Code)

                                 (314) 425-1400
                        ________________________________
                        (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:

Yes        [ X ]

No         [   ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         At March 31, 2000, the number of shares outstanding of the registrant's only class of common stock was 4,056,140 shares with a par value of $.01.

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In Thousands Except Per Share Data)

                                                             Three Months Ended                      Six Months Ended
                                                                  March 31,                             March 31,
                                                          ------------------------               ------------------------
                                                          2000                1999               2000                1999
                                                       ---------            --------           ---------           ---------
Net sales                                              $  58,040            $ 59,901           $ 117,449           $ 128,009
                                                       ---------            --------           ---------           ---------
Costs and expenses:
     Cost of products sold                                55,258              54,434             111,811             117,387
     Selling and administrative expenses                   2,690               2,893               5,620               6,110
     Depreciation                                          1,508               1,541               3,013               3,184
     Interest expense *                                    1,693               1,806               3,262               4,258
     Other charges (credits)                                  --                  --                (373)              9,907
          Total costs and expenses                        61,149              60,674             123,333             140,846
                                                       ---------            --------           ---------           ---------

Reorganization costs                                         800               1,543               2,266               2,453
                                                       ---------            --------           ---------           ---------

Loss before income taxes                                  (3,909)             (2,316)             (8,150)            (15,290)
Provision for income taxes                                    87                 112                  62                  94
                                                       ---------            --------           ---------           ---------
Net loss                                                  (3,996)             (2,428)             (8,212)            (15,384)
Preferred stock dividend requirement                          --                 (94)                 --                (188)
  (Contractual dividends - $188 in first
      half of 2000)
                                                       ---------            --------           ---------           ---------
Net loss - common shareholders                         $  (3,996)           $ (2,522)          $  (8,212)          $ (15,572)
                                                       =========            ========           =========           =========
Basic and diluted
    net loss per share                                 $   (0.98)           $  (0.62)          $   (2.02)          $   (3.84)
                                                       =========            ========           =========           =========
*Contractual Interest                                  $   2,237            $  1,860           $   4,350           $   4,366
                                                       =========            ========           =========           =========

See Notes to the Consolidated Financial Statements

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                                   (Unaudited)
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                               March 31,                  September 30,
ASSETS                                                                           2000                         1999
                                                                            --------------                --------------

CURRENT ASSETS
    Cash and cash equivalents                                               $          205                $          205
    Accounts receivable, less allowances                                            32,242                        37,956
    Prepaid expenses                                                                 3,156                         4,130
    Inventories:
        Finished                                                                    38,698                        34,298
        Semi-finished                                                                9,013                         7,082
        Raw materials                                                                8,432                         4,627
        Supplies                                                                    10,499                        11,593
                                                                            --------------                --------------
            Total inventories                                                       66,642                        57,600
                                                                            --------------                --------------
            Total current assets                                                   102,245                        99,891
                                                                            --------------                --------------

                                                                            --------------                --------------
NON-CURRENT ASSETS                                                                   6,600                         6,353
                                                                            --------------                --------------


PLANT AND EQUIPMENT, At cost                                                       218,733                       218,327
    Less - accumulated depreciation                                                135,991                       134,500
                                                                            --------------                --------------
            Net plant and equipment                                                 82,742                        83,827
                                                                            --------------                --------------



TOTAL                                                                       $      191,587                $      190,071
                                                                            ==============                ==============


  See Notes to the Consolidated Financial Statements

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                                   (Unaudited)
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Data)


                                                                                   March 31,                  September 30,
LIABILITIES AND STOCKHOLDERS' DEFICIT                                                2000                         1999
                                                                                ---------------              ----------------


CURRENT LIABILITIES
    Accounts payable and accrued expenses                                       $        13,919              $         10,421
    Accrued compensation                                                                  4,862                         4,162
    Current portion of long-term debt                                                    63,682                        61,877
    Other                                                                                 3,367                         2,955
                                                                                ---------------              ----------------
            Total current liabilities                                                    85,830                        79,415
                                                                                ---------------              ----------------

                                                                                ---------------              ----------------
NON-CURRENT LIABILITIES                                                                   7,595                         6,392
                                                                                ---------------              ----------------


LIABILITIES SUBJECT TO COMPROMISE:
    Accounts payable & accrued expenses                                                  50,333                        50,294
    Accrued postretirement medical benefits                                              69,169                        70,626
    Accrued costs of pension plans                                                       43,974                        40,341
    Long-term debt                                                                       25,990                        25,990
    Other                                                                                 2,894                         2,999
                                                                                ---------------              ----------------
           Total liabilities subject to compromise                                      192,360                       190,250
                                                                                ---------------              ----------------

STOCKHOLDERS' DEFICIT:
    Preferred stock, no par value, authorized 2,000,000
      shares; issued and outstanding 416,667 shares                                          83                            83
    Common stock, $0.01 par value, authorized 25,000,000
      shares; issued and outstanding 4,056,140 shares                                        41                            41
    Capital in excess of par value                                                       59,420                        59,420
    Accumulated deficit                                                                (128,684)                     (120,472)
    Minimum pension liability adjustment                                                (25,058)                      (25,058)
                                                                                ---------------              ----------------
            Total stockholders' deficit                                                 (94,198)                      (85,986)
                                                                                ---------------              ----------------


TOTAL                                                                           $       191,587              $        190,071
                                                                                ===============              =================

  See Notes to the Consolidated Financial Statements

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                             (DEBTORS-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)

                                                                                                Six Months Ended
                                                                                                    March 31,
                                                                                    --------------------------------------
                                                                                         2000                   1999
                                                                                    --------------          --------------
Cash flows from operating activities:
         Net loss                                                                   $       (8,212)         $      (15,384)
         Adjustments to reconcile net loss to
            net cash provided by operating activities:
              Depreciation                                                                   3,013                   3,184
              Gain on sale of facility                                                        (373)                     --
              Reorganization items                                                           2,266                   2,453
              Other charges                                                                     --                  11,738
              Change in deferred income taxes                                                   --                      --
              Changes in assets and liabilities that provided (used) cash:
              Accounts receivable                                                            5,714                   3,746
              Inventories                                                                   (9,042)                  4,633
              Accounts payable and accrued expenses                                          3,639                   4,887
              Accrued pension cost                                                           3,672                   3,829
              Pension cash funding                                                              --                    (604)
              Accrued postretirement medical benefits                                       (1,457)                 (1,596)
              Other assets and liabilities                                                   2,059                   1,777
                                                                                    --------------          --------------
          Net cash provided by operating activities before Reorganization Items              1,279                  18,663
                                                                                    --------------          --------------

Operating Cash Flow from Reorganization Items -
          Bankruptcy related professional fees paid                                         (1,324)                 (1,212)
                                                                                    --------------          --------------
          Net cash provided by (used in) operating activities                                  (45)                 17,451
                                                                                    --------------          --------------

Cash flows provided by investing activities:
          Capital expenditures                                                              (2,381)                   (482)
          Proceeds from sale of assets                                                         621                     833
                                                                                    --------------          --------------
          Net cash provided by (used in) investing activities                               (1,760)                    351
                                                                                    --------------          --------------

Cash flows from financing activities:
          Net borrowings (repayments) under bank facility                                    1,805                 (17,637)
          Payment of financing costs                                                            --                    (100)
                                                                                    --------------          --------------
          Net cash provided by (used in) financing activities                                1,805                 (17,737)
                                                                                    --------------          --------------

Cash and cash equivalents:
          Net increase during the period                                                        --                      65
          At beginning of year                                                                 205                     192
                                                                                    --------------          --------------
          At end of period                                                          $          205          $          257
                                                                                    ==============          ==============

     See Notes to the Consolidated Financial Statements

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999


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

      The results of operations for the six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2000. The financial results for the fiscal year ending September 30, 2000 are subject to annual audit. The Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

      Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from filing of claims for any rejected contracts, and no provisions have been made for the majority of these items.

      The Company expects the Pension Benefit Guaranty Corporation ("PBGC") to assume its obligations under its defined benefit pension plans for its salaried and hourly employees, which would result in the PBGC becoming one of its largest unsecured creditors. The termination of these plans will be an integral part of the plan of reorganization. As of November 30, 1998, the Company had a significant unfunded obligation related to these pension plans. The Company has made no contributions to the pension plans since filing Chapter 11 on the basis that the Company believes prepetition pension obligations can only be paid with Bankruptcy Court approval or as part of a plan of reorganization. The disposition of the Company's postretirement medical obligations has not as yet been finally determined and these obligations have been included as liabilities subject to compromise. Pursuant to the provisions of the Bankruptcy Code, the Company continues to incur the cost of the postretirement medical plans. The Bankruptcy Court has approved the payment of certain prepetition liabilities such as employee wages and benefits. The Bankruptcy Court has also allowed for the retention of legal and financial professionals. These professional fees represent the majority of reorganization items recorded in the consolidated statements of operations and, to the extent unpaid, are liabilities not subject to compromise.

      At the time of filing Chapter 11, the Company's receivables, inventory, and certain plant and equipment were pledged as collateral under a Loan and Security Agreement with a bank group. Subsequent to the filing, with the approval of the Bankruptcy Court, the Company entered into an amended Loan And Security Agreement with the banks (the "DIP Facility"), which provides for borrowing up to $85 million. The DIP Facility provides for revolving credit based on eligible receivables and inventory similar to the previous Loan and Security Agreement. In addition, virtually all assets of the Company have been granted as collateral to the Loan and Security Agreement, except for certain assets of Laclede Chain Manufacturing Company. As of March 31, 2000 the Company had unused availability under the DIP Facility of approximately $3.6 million.

      The Company's DIP Facility is scheduled to terminate on June 30, 2000.
      As the result of delays in filing a plan of reorganization, the Company does not anticipate exit from bankruptcy before the current expiration date of the DIP Facility. Discussions have been held with the banks about the extension of the DIP Facility under the same terms until September 30, 2000. While the Company expects that the termination date of the DIP Facility will be extended, an agreement with the banks has not yet been executed.

      The Company is seeking financing to replace the DIP Facility and provide additional security upon exit from bankruptcy ("exit financing"). However, at this time there can be no assurance that such financing will be available. In the event such exit financing cannot be secured, the Company may not be able to successfully reorganize.

      The Company's consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 90-7 (SOP 90-7), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". In addition the consolidated financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. The financial statements include reclassifications made to reflect the liabilities which have been deferred under the Chapter 11 proceedings as "Liabilities Subject to Compromise". Certain accounting and business practices have been adopted that are applicable to companies that are operating under Chapter 11.

      The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's obligations. Under the provisions of the Bankruptcy Code, the Company had the exclusive right to file such plan at any time during the 120-day period following November 30, 1998, which exclusive right has been extended to May 15, 2000. Although the Company does not anticipate requesting further extensions of the exclusivity period, circumstances may cause the Company to request a further extension and, if so, there can be no assurance that Bankruptcy Court would grant such further extension. While management believes the Company has made adequate provision for the liabilities to be incurred in connection with Chapter 11 claims, there can be no assurance as to the amount of the ultimate liabilities, the impact of such liabilities on a plan of reorganization or how such liabilities will be treated in a plan of reorganization. The Company's continued existence is also dependent on its ability to achieve future profitable operations, the assumption of the Company's obligations under its defined benefit plans by the PBGC, continued compliance with all debt covenants under the DIP Facility, and obtaining exit financing.

3.     OTHER CHARGES (CREDITS)

      Unusual charges (credits) in the six months included the following (thousand of dollars):

                                                           For the Six Months
                                                             Ended March 31,
                                                        ------------------------
                                                           2000           1999
                                                        --------        --------
     Sale of Madison, IL Facility .................     $   (373)       $   --
     Curtailment Loss on Pensions .................         --            11,738
     Lawsuit Settlement - Electrodes ..............         --            (1,831)
                                                        --------        --------
     Total ........................................     $   (373)       $  9,907
                                                        ========        ========


      In December, 1999, the Company sold its Madison, Illinois facility for $621,000 which resulted in a gain of $373,000.

      Due to the probability that the hourly and salaried pension plans will be terminated by the PBGC, the Company has recorded an $11,738,000 curtailment loss in the quarter ended December 31, 1998. The Company recorded income of $1,831,000 in the December 31, 1998 quarter from settlements in connection with class action lawsuits involving electrode manufacturers.

4.    PER SHARE DATA

      Per share amounts have been calculated based on weighted average shares outstanding of 4,056,140. Prior to the bankruptcy filing, net loss per share was computed by dividing the net loss after deducting preferred dividend requirements by the weighted average shares of common stock outstanding.

5.    SUSPENSION OF STEEL-MAKING OPERATIONS

      On March 31, 2000, a structural failure occurred at the Company's Melt Shop at its Alton Plant. While the operating furnace and related equipment was not damaged, extensive damage was done to the structure of the building and the surrounding area. In addition, furnace dust (K601), which is regulated as hazardous waste, escaped from collapsed ductwork, but is confined to the site.

      As a result of this accident, steel production at the Alton Plant has been suspended for an indefinite period of time. The Company has in place property and environmental insurance, which after payment of the $100,000 deductible amount, it believes to be adequate to cover its losses. It also maintains business interruption insurance for the period the electric melt shop is out of service, which it believes to be adequate. However, the claims process can be lengthy, and its outcome cannot be predicted with certainty.

      The suspension of operations affects only the steel production facilities at the Alton Plant. All other operations, including finishing operations at the Alton Plant, will continue, utilizing existing semi-finished and finished inventories. In addition, the Company is in the process of arranging for the purchase of semi-finished steel to support its bar and pipe operations.





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

On March 31, 2000, a structural failure occurred at the Company's Melt Shop at its Alton Plant. While the operating furnace and related equipment was not damaged, extensive damage was done to the structure of the building and the surrounding area. In addition, furnace dust (K601), which is regulated as hazardous waste, escaped from collapsed ductwork, but is confined to the site.

As a result of this accident, steel production at the Alton Plant has been suspended for an indefinite period of time. The Company has in place property and environmental insurance, which after payment of the $100,000 deductible amount, it believes to be adequate to cover its losses. It also maintains business interruption insurance for the period the electric melt shop is out of service, which it believes to be adequate. However, the claims process can be lengthy, and its outcome cannot be predicted with certainty.

The suspension of operations affects only the steel production facilities at the Alton Plant. All other operations, including finishing operations at the Alton Plant, will continue, utilizing existing semi-finished and finished inventories. In addition, the Company is in the process of arranging for the purchase of semi-finished steel to support its bar and pipe operations.

The Company currently intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's balance sheet at the earliest practicable date. Although management expects to file a plan of reorganization, there can be no assurance at this time that a plan of reorganization will be approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Bankruptcy Court has granted the Company's request to extend its exclusive right to file a plan of reorganization through May 15, 2000. Although the Company does not anticipate requesting further extensions of the exclusivity period, circumstances may cause the Company to request a further extension and, if so, there can be no assurance the Bankruptcy Court would grant such further extension. If the exclusivity period were to expire or be terminated, other interested parties, such as creditors of the Company, would have the right to propose alternative plans of reorganization. The Company currently intends to present a plan of reorganization that will eliminate existing preferred and common stock. While the Company intends to propose some type of warrant or option interest in the reorganized company for current stockholders in its plan of reorganization, there can be no assurance that the Company's proposal will be accepted or, if accepted, whether such warrant or option will have any material value.

Liquidity and Capital Resources

During the six months ended March 31, 2000, operating activities provided $1.3 million in cash reflecting increases in inventory of $9.0 million, decreases in accounts receivable of $5.7 million, increases in accounts payable and accrued expenses of $3.6 million, and increases in accrued pension cost of $3.7 million.

Cash flow used in financing activities consisted of a $1.8 million net increase in revolving credit borrowings under the Company's bank facility.

Under the terms of the Bankruptcy case, liabilities in the amount of $192.4 million are subject to compromise under a plan of reorganization. Pursuant to the provisions of the Bankruptcy Code and during the pendency of the Bankruptcy proceeding, the Company does not intend to make contributions to its pension plans. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

The Company's projections indicate that availability under the debtor-in-possession facility should be adequate to finance its operations until exit from bankruptcy, assuming extension of the DIP Facility as discussed in
Note 2, no material reduction in the company's sales or no material increase in overall costs of operations. In addition, the facility should be adequate to finance all planned capital expenditures, which, under terms of the DIP Facility, cannot exceed $2.7 million for the three months ending June 30, 2000.

Although the Company believes that anticipated cash flows from future operations, proceeds from the melt shop insurance claim, and borrowings under the DIP Facility should provide sufficient liquidity for the Company to meet its debt service requirements, satisfy covenants under the DIP Facility and fund ongoing operations, there can be no assurance these or other possible sources will be adequate.

The Company is seeking financing to replace the DIP Facility and provide additional liquidity upon exit from bankruptcy. However, at this time there can be no assurance that such financing will be available. In the event such exit financing cannot be secured, the Company may not be able to successfully reorganize.

Results of Operations

       Net Sales:

Net sales decreased by $1.9 million or 3.1% in the quarter ended March 31, 2000 compared to the same period of the prior year. Steel shipments decreased 7.0% during the quarter ending March 31, 2000 compared to the prior year; however, average sales prices for steel products increased slightly during the quarter compared to the prior year.

Net sales decreased by $10.6 million or 8.2% in the six months ended March 31, 2000 compared to the same period of the prior year, as steel shipments decreased 3.7% and average sales prices for steel products decreased 2.4%.

Chain product sales sustained a 25.6% decrease in the six months ended March 31, 2000 compared to the same six months of the prior year. This was due to reduced sales of anti-skid devices for trucks and automobiles, which were adversely affected by a mild winter.

The cost of products sold increased 1.5% in the quarter ended March 31, 2000 compared to the same period of the prior year, despite the lower shipments discussed above. This reflects a 25% increase in the cost of the Company's principal raw material, ferrous scrap.

The cost of products sold decreased $5.6 million or 4.8% in the six months ended March 31, 2000 compared to the same period of the prior year, reflecting lower sales volume of steel and chain products, partially offset by higher scrap prices.

       Operating Expenses:

Selling and administrative expenses decreased from $6.1 million for the six months ended March 31, 1999 to $5.6 million for the six months ended March 31, 2000, and from $2.9 million for the quarter ended March 31, 1999 to $2.7 million for the quarter ended March 31, 2000, primarily as a result of reductions in the salaried workforce.

The decrease of $1.0 million in interest expense in the first six months of fiscal 2000 compared to the prior year is reflective of a decreased average outstanding balance as well as the discontinuance on November 30, 1998 of recording interest expense on unsecured and undersecured prepetition debt pursuant to SOP 90-7. Contractual interest was $2.2 million and $1.9 million for the quarters ended March 31, 2000 and 1999, respectively.

As discussed in Note 3, the Company recorded other credits of $373 thousand in the six months ended March 31, 2000 relating to the sale of a facility, and received proceeds from the settlement of a lawsuit of $1.8 million in the six months ended March 31, 2000. Due to the probability that the hourly and salaried pension plans will be terminated by the PBGC, the Company recorded an $11.7 million curtailment loss in the six-month period ended March 31, 1999. (See Notes to the Unaudited Consolidated Financial Statements.)

       Year 2000:

Y2K Subsequent Events - On December 31, 1999 the Company completed a systematic shut down of its Alton Plant Operations and successfully completed a systematic start-up on January 1, 2000 without any material effects to the Company or its operations. As of May 10, 2000, no significant customer, vendor or operational issues relating to year 2000 readiness have arisen that would have a material effect on the Company, its operations, financial position, or cash flow in future periods.

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

Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-Q and 8-K and further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in sales prices for steel products; increases in the cost of steel scrap; failure to obtain significant benefits from the Company's cost reduction and productivity improvement programs; increased domestic or foreign steel competition; decreases in the market value of the Company's qualified pension plan assets; increases in financing costs, labor relations, and adverse developments in the timing or results from the Company's current business plan.

Furthermore, the Chapter 11 bankruptcy filings introduce numerous uncertainties which may affect the Company's businesses, results of operations and prospects.

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

                        (b) Reports on Form 8-K. The following report on Form
                  8-K was recently filed:

                  On April 5, 2000 a report on Form 8-K, Item 5, was filed reporting the results of a structural failure that occurred at the Registrant's Alton, Illinois Melt Shop Facility

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LACLEDE STEEL COMPANY
--------------------------------------------------------------------------------


                               /s/ Michael H. Lane
--------------------------------------------------------------------------------

                                 Michael H. Lane
                            Executive Vice President
                             Chief Financial Officer

                           Duly Authorized Officer and
                           Principal Financial Officer




Date:                  May 10, 2000
      -------------------------------------------------