Form 10-Q
period 2000-06-30
LACLEDE STEEL CO /DE/
filed 2000-08-11
CIK 57187

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              LACLEDE STEEL COMPANY
--------------------------------------------------------------------------------


For the Quarter Ended   JUNE 30, 2000        Commission File Number  0-3855
                      ------------------                            --------


               DELAWARE                                43-0368310
---------------------------------------        -----------------------------
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification Number)


         440 NORTH 4TH STREET
               SUITE 300
        ST. LOUIS, MISSOURI                               63102
---------------------------------------        -----------------------------
(Address of principal executive office)                   (Zip Code)

                                 (314) 425-1400
                         -------------------------------
                         (Registrant's Telephone Number)



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

         At June 30, 2000, the number of shares outstanding of the registrant's only class of common stock was 4,056,140 shares with a par value of $.01.

                         PART I - FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)

                                                Three Months Ended             Nine Months Ended
                                             ------------------------      ------------------------
                                                      June 30,                      June 30,
                                             ------------------------      ------------------------
                                                2000          1999           2000           1999
                                             ---------      ---------      ---------      ---------
Net sales                                    $  49,729      $  56,354      $ 167,178      $ 184,363
                                             ---------      ---------      ---------      ---------

Costs and expenses:
     Cost of products sold * *                  49,922         52,117        161,733        169,504
     Selling and administrative expenses         2,543          2,557          8,163          8,667
     Depreciation                                1,526          1,531          4,539          4,715
     Interest expense *                          1,582          1,084          4,844          5,342
     Other charges (credits)                    (4,673)            --         (5,046)         9,907
                                             ---------      ---------      ---------      ---------
          Total costs and expenses              50,900         57,289        174,233        198,135
                                             ---------      ---------      ---------      ---------

Reorganization costs                               600          2,000          2,866          4,453
                                             ---------      ---------      ---------      ---------

Loss before income taxes                        (1,771)        (2,935)        (9,921)       (18,225)

Provision for income taxes                          12             47             74            141
                                             ---------      ---------      ---------      ---------

Net loss                                        (1,783)        (2,982)        (9,995)       (18,366)

Preferred stock dividend requirement                --            126             --            (62)
   (Contractual dividends - $281 in the      ---------      ---------      ---------      ---------
     first nine months of 2000)

Net loss - common shareholders               $  (1,783)     $  (2,856)     $  (9,995)     $ (18,428)
                                             ---------      ---------      ---------      ---------
Basic and diluted
    net loss per share                       $   (0.44)     $   (0.70)     $   (2.46)     $   (4.54)

* Contractual Interest                       $   2,091      $   1,953      $   6,370      $   6,470

* * Net of insurance proceeds related to steel purchases of $7.9 million


See Notes to the Consolidated Financial Statements

                             LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                                  (Unaudited)
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                   June 30,       September 30,
ASSETS                                                               2000             1999
                                                                   --------       -------------
CURRENT ASSETS
    Cash and cash equivalents                                      $    205          $    205
    Accounts receivable, less allowances                             24,718            37,956
    Prepaid expenses                                                  8,129             4,130
    Inventories:
        Finished                                                     38,134            34,298
        Semi-finished                                                 5,168             7,082
        Raw materials                                                10,013             4,627
        Supplies                                                     11,045            11,593
                                                                   --------          --------
            Total inventories                                        64,360            57,600
                                                                   --------          --------

            Total current assets                                     97,412            99,891
                                                                   --------          --------


                                                                   --------          --------
NON-CURRENT ASSETS                                                    6,567             6,353
                                                                   --------          --------

PLANT AND EQUIPMENT, At cost                                        220,907           218,327
    Less - accumulated depreciation                                 137,472           134,500
                                                                   --------          --------
            Net plant and equipment                                  83,435            83,827
                                                                   --------          --------


TOTAL                                                              $187,414          $190,071
                                                                   ========          ========





  See Notes to the Consolidated Financial Statements

                             LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                                  (Unaudited)
                          CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Data)


                                                                   June 30,         September 30,
LIABILITIES AND STOCKHOLDERS' DEFICIT                                2000                1999
                                                                  ---------         -------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses                         $  15,954           $  10,421
    Accrued compensation                                              4,231               4,162
    Current portion of long-term debt                                49,579              61,877
    Unexpended insurance proceeds                                     9,221                  --
    Other                                                             3,454               2,955
                                                                  ---------           ---------
            Total current liabilities                                82,439              79,415
                                                                  ---------           ---------

                                                                  ---------           ---------
NON-CURRENT LIABILITIES                                               7,588               6,392
                                                                  ---------           ---------

LIABILITIES SUBJECT TO COMPROMISE:
    Accounts payable & accrued expenses                              50,216              50,294
    Accrued postretirement medical benefits                          68,552              70,626
    Accrued costs of pension plans                                   45,717              40,341
    Long-term debt                                                   25,990              25,990
    Other                                                             2,894               2,999
                                                                  ---------           ---------
           Total liabilities subject to compromise                  193,369             190,250
                                                                  ---------           ---------

STOCKHOLDERS' DEFICIT:
    Preferred stock, no par value, authorized 2,000,000
      shares; issued and outstanding 416,667 shares                      83                  83
    Common stock, $0.01 par value, authorized 25,000,000
      shares; issued and outstanding 4,056,140 shares                    41                  41
    Capital in excess of par value                                   59,420              59,420
    Accumulated deficit                                            (130,468)           (120,472)
    Minimum pension liability adjustment                            (25,058)            (25,058)
                                                                  ---------           ---------
            Total stockholders' deficit                             (95,982)            (85,986)
                                                                  ---------           ---------

TOTAL                                                             $ 187,414           $ 190,071
                                                                  =========           =========

  See Notes to the Consolidated Financial Statements

                             LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                            (DEBTORS-IN-POSSESSION)
                                  (Unaudited)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                                        Nine Months Ended
                                                                                              June 30,
                                                                                    ---------------------------
                                                                                      2000               1999
                                                                                    --------           --------
Cash flows from operating activities:
  Net loss                                                                          $ (9,995)          $(18,366)
  Adjustments to reconcile net loss to
   net cash provided by operating activities:
     Depreciation                                                                      4,539              4,715
     Gain on sale of facility                                                           (373)                --
     Reorganization items                                                              2,866              4,453
     Other charges                                                                        --             11,738
     Change in deferred income taxes                                                      --              3,748
  Changes in assets and liabilities that provided (used) cash:
     Accounts receivable                                                              13,237              6,538
     Inventories                                                                      (6,760)             1,199
     Accounts payable and accrued expenses                                             5,347              2,954
     Accrued pension cost                                                              5,425              5,735
     Pension cash funding                                                                 --               (609)
     Accrued postretirement medical benefits                                          (2,074)            (2,394)
     Unexpended insurance proceeds                                                     9,221                 --
     Other assets and liabilities                                                     (2,897)            (1,132)
                                                                                    --------           --------
  Net cash provided by operating activities before Reorganization Items               18,536             18,579

Operating Cash Flow from Reorganization Items -
     Bankruptcy related professional fees paid                                        (2,261)            (1,752)
                                                                                    --------           --------
     Net cash provided by operating activities                                        16,275             16,827
                                                                                    --------           --------

Cash flows from investing activities:
     Capital expenditures                                                             (4,598)              (902)
     Proceeds from sale of assets                                                        621                834
                                                                                    --------           --------
     Net cash used in investing activities                                            (3,977)               (68)
                                                                                    --------           --------

Cash flows from financing activities:
     Net repayments under bank facility                                              (12,298)           (16,646)
     Payment of financing costs                                                           --               (100)
                                                                                    --------           --------
     Net cash used in financing activities                                           (12,298)           (16,746)
                                                                                    --------           --------

Cash and cash equivalents:
     Net increase during the period                                                       --                 13
     At beginning of year                                                                205                192
                                                                                    --------           --------
     At end of period                                                               $    205           $    205
                                                                                    --------           --------



     See Notes to the Consolidated Financial Statements

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

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

      The results of operations for the nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2000. The financial results for the fiscal year ending September 30, 2000 are subject to annual audit. The Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

      At the time of filing Chapter 11, the Company's receivables, inventory, and certain plant and equipment were pledged as collateral under a Loan and Security Agreement with a bank group. Subsequent to the filing, with the approval of the Bankruptcy Court, the Company entered into an amended Loan And Security Agreement with the banks (the "DIP Facility"), which provides for borrowing up to $85 million. The DIP Facility provides for revolving credit based on eligible receivables and inventory similar to the previous Loan and Security Agreement. In addition, virtually all assets of the Company have been granted as collateral to the Loan and Security Agreement, except for certain assets of Laclede Chain Manufacturing Company. As of June 30, 2000 the Company had unused availability under the DIP Facility of approximately $11.2 million. The Company's DIP Facility is scheduled to terminate on September 30, 2000.

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

3.    OTHER CHARGES (CREDITS)

      Unusual charges (credits) in the nine months included the following (thousands of dollars):

                                                    For the Nine Months Ended June 30,
                                                  -------------------------------------
                                                      2000                      1999
                                                    --------                 --------
Insurance Recovery                                  $ (4,673)                $     --

Sale of Madison, IL Facility                            (373)                      --

Curtailment Loss on Pensions                              --                   11,738

Lawsuit Settlement - Electrodes                           --                   (1,831)
                                                    --------                 --------
       Total                                        $ (5,046)                $  9,907
                                                    ========                 ========


      See note 5 for discussion of insurance recovery.

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

5.    INSURANCE CLAIM

      On March 31, 2000, a structural failure occurred at the Company's Melt Shop at its Alton Plant. While the operating furnace and related equipment was not damaged, extensive damage was done to the structure of the building and the surrounding area. In addition, furnace dust, which is regulated as hazardous waste, escaped from collapsed ductwork, but was confined to the site.

      As a result of this accident, steel production at the Alton Plant was suspended until July 23rd when furnace operations resumed. The suspension of operations affected only the steel production facilities at the Alton Plant. All other operations, including finishing operations at the Alton Plant, utilized existing semi-finished and finished inventories. In addition, the Company purchased semi-finished steel to support its bar and pipe operations.

      The Company has settled its insurance claim with respect to the accident for $27.5 million. The insurance recovery includes property damage, business interruption, and environmental clean-up claims. Insurance recoveries for property damage associated with events of this type require the recognition of a new cost basis for the rebuilt facility. As a result the Company has recognized in its statement of operations for the quarter ended June 30, 2000 an adjustment to the carrying value of the Melt Shop structure of $700 thousand. Total expenditures to restore the Melt Shop structure are estimated to be $9.1 million.

      The recognition of the insurance recovery is calculated as follows (thousands of dollars):

         Business interruption recovery                                                 $18,363
         Deduct -          Costs for steel purchases in excess of normal
                                 production costs                                        (9,253)
                           Environmental clean-up costs                                  (1,350)
                           Excess employment and other costs
                                 incurred during shut-down period                        (3,787)
                                                                                         ------
         Net business interruption recovery                                               3,973
         Adjustment to Melt Shop carrying value                                             700
                                                                                         ------
         Insurance recovery recognized                                                  $ 4,673
                                                                                         ======

      Funds received from the insurance claim which have not as yet been disbursed for costs associated with the accident totaling $9.2 million are recorded as other current liabilities at June 30, 2000.







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

On July 6, 2000 Mr. David A. Higbee succeeded Mr. Thomas E. Brew as President and Chief Executive Officer of Laclede Steel Company. Mr. Higbee previously worked for 34 years at Armco, Inc, which is now AK Steel.

On March 31, 2000, a structural failure occurred at the Company's Melt Shop at its Alton Plant. While the operating furnace and related equipment were not damaged, extensive damage was done to the structure of the building and the surrounding area. In addition, furnace dust, which is regulated as hazardous waste, escaped from collapsed ductwork, but was confined to the site.

As a result of this accident, steel production at the Alton Plant was suspended until July 23rd when furnace operations resumed. The Company reached a settlement on the insurance claim in the amount of $27.5 million. See Note 5 to the unaudited consolidated financial statements for additional discussion.

The suspension of operations affected only the steel production facilities at the Alton Plant. All other operations, including finishing operations at the Alton Plant, utilized existing semi-finished and finished inventories. In addition, the Company purchased semi-finished steel to support its bar and pipe operations.

The Company has presented a preliminary plan of reorganization to the Bankruptcy Court to reorganize the Company's businesses and to restructure the Company's balance sheet. Although management expects to file a final plan of reorganization, there can be no assurance at this time that a plan of reorganization will be approved or confirmed by the Bankruptcy Court, or that such plan will be consummated. The Company's plan of reorganization will eliminate existing preferred and common stock. While the Company proposes warrants in the reorganized company for current stockholders in its plan of reorganization, there can be no assurance that the Company's proposal will be accepted or, if accepted, whether such warrants will have any material value.

Liquidity and Capital Resources

During the nine months ended June 30, 2000, operating activities provided $18.5 million in cash, reflecting unexpended insurance proceeds of $9.2 million, a decrease in accounts receivable of $13.2 million, increases in accounts payable and accrued expenses of $5.3 million, increases in accrued pension liabilities of $5.4 million, and increases in inventories of $6.8 million.

Cash flow from financing activities consisted of a $12.3 million net decrease in revolving credit borrowings under the Company's bank facility.

Under the terms of the Bankruptcy case, liabilities in the amount of $193.4 million are subject to compromise under a plan of reorganization. Pursuant to the provisions of the Bankruptcy Code and during the pendency of the Bankruptcy proceeding, the Company does not intend to make contributions to its pension plans. Generally, actions to enforce or otherwise effect repayment of all prepetition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as debtors-in-possession. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

The Company's projections indicate that availability under the debtor-in-possession facility should be adequate to finance its operations until exit from bankruptcy. This assumes Company sales return to more normal levels following resumption of steel production on July 23rd, and that there are no material increases in overall costs of operations. In addition, the facility should be adequate to finance all planned capital expenditures, which, are not expected to be material in the three months ending September 30, 2000.

Although the Company believes that anticipated cash flows from future operations and borrowings under the DIP Facility should provide sufficient liquidity for the Company to meet its debt service requirements, satisfy covenants under the DIP Facility and fund ongoing operations, there can be no assurance these or other possible sources will be adequate.

The Company is seeking financing to replace the DIP Facility and provide additional liquidity upon exit from bankruptcy. The Company has also initiated activity to sell its 97% interest in Laclede Mid America, Inc. (Laclede Wire). However, at this time there can be no assurance that the interest in Laclede Wire can be sold at an adequate price and in a timely manner. In the event that exit financing cannot be secured or that additonal liquidity cannot be generated from the sale of the Company's interest in Laclede Wire, or other means, the Company may not by able to successfully reorganize.

Results of Operations

      Net Sales:

Net sales decreased by $6.6 million or 11.8% in the quarter ended June 30, 2000 compared to the same period of the prior year. Steel shipments decreased 23.0% and average sales prices for steel products increased slightly during the quarter compared to the prior year. Shipments of semi-finished steel and SBQ bars were lower primarily due to the accident which shut down steel production for the entire quarter.

Net sales decreased by $17.2 million or 9.3% in the nine months ended June 30, 2000 compared to the same period of the prior year, as steel shipments decreased 10.0% and average sales prices for steel products decreased slightly.

Chain product sales sustained an 18.7% decrease in the nine months ended June 30, 2000 compared to the same nine months of the prior year. This was primarily due to reduced sales of anti-skid devices for trucks and automobiles, which were adversely affected by a mild winter.

The cost of products sold decreased 4.2% in the quarter ended June 30, 2000 compared to the same period of the prior year, reflecting lower shipping volume partially offset by higher scrap costs.

The cost of products sold decreased $7.8 million or 4.6% in the nine months ended June 30, 2000 compared to the same period of the prior year, reflecting also lower sales volume of steel and chain products, partially offset by higher scrap prices.

The relationship between cost of products sold and net sales in the nine months ended June 30, 2000, and in particular in the three months ended June 30, 2000, was adversely affected by the abnormally low shipping and production volume. As the result of the structural failure in the Melt Shop at the Alton Plant discussed in Note 5, the Company was unable to produce semi-finished steel, and production of hot rolled products was significantly reduced. Therefore a significant portion of operating fixed costs could not be absorbed by production volume.

Since the Melt Shop did not resume normal operations until late July, lower production levels will continue to negatively impact production costs in July. The Company anticipates a return to more normal production and shipping levels in August 2000.

      Operating Expenses:

Selling and administrative expenses decreased from $8.7 million for the nine months ended June 30, 1999, to $8.2 million for the nine months ended June 30, 2000, primarily as a result of reductions in the salaried workforce.

The decrease in interest expense in the first nine months of fiscal 2000 compared to the prior year is primarily reflective of a decrease in the average outstanding balance. The increase in interest expense in the quarter ended June 30, 2000 compared to the prior year is primarily due to higher interest rates under the Company's DIP Facility.

As discussed in Notes 3 and 5, the Company recorded other credits of $4.7 million relating to an insurance recovery. As discussed in Note 3, the Company recorded other credits of $373 thousand in the nine months ended June 30, 2000 relating to the sale of a facility, and received proceeds from the settlement of a lawsuit of $1.8 million in the nine months ended June 30, 1999. Due to the probability that the hourly and salaried pension plans will be terminated by the PBGC, the Company recorded an $11.7 million curtailment loss in the nine-month period ended June 30, 1999. (See Note 3.)

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q and previous reports, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the overall demand for steel; statements regarding the ability to maintain sales prices; statements regarding productivity improvement programs; statements regarding the Company's profitability; statements regarding future borrowing capacity; statements regarding the sale of Laclede Wire; statements regarding Year 2000 compliance and statements regarding future pension funding requirements. In addition, statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC are intended to identify forward-looking statements.

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

         (4)(e) Fourth Amendment to Postpetition Loan and Security Agreement dated June 27, 2000.


         (10)(a) Restated Employment Agreement dated June 1, 2000 between the Company and Michael H. Lane.

         (10)(b) Employment Agreement dated July 1, 2000 between the Company and David A. Higbee

         (10)(c) Executive Retention Agreements dated July 1, 2000 between the Company and Ralph M. Cassell and James Caporaletti

                           (b) Reports on Form 8-K. The following reports on
                               Form 8-K were recently filed:

                  On April 5, 2000 a report on Form 8-K, Item 5, was filed reporting the results of a structural failure that occurred at the Registrant's Alton, Illinois Melt Shop Facility.

                  On July 6, 2000 a report on Form 8-K, Item 5, was filed announcing Mr. David A. Higbee was named President and Chief Executive Officer of Laclede Steel Company.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              LACLEDE STEEL COMPANY
            -------------------------------------------------------


                               /s/ Michael H. Lane
                     --------------------------------------
                                 Michael H. Lane
                            Executive Vice President
                             Chief Financial Officer

                           Duly Authorized Officer and
                           Principal Financial Officer




Date:        August 9, 2000
      ------------------------------