Form 10-K405
period 2000-09-30
LACLEDE STEEL CO /DE/
filed 2000-12-15
CIK 57187

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended   SEPTEMBER 30, 2000
                          ----------------------
                              OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _________________

Commission file number    0-3855
                       ------------

                              LACLEDE STEEL COMPANY
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                   43-0368310
------------------------------------        ------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

        440 NORTH 4TH STREET
        SUITE 300
        ST. LOUIS, MISSOURI                            63102 - 2650
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (314) 425-1400
                                                   ------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
        Title of each class                           which registered
               NONE                                         NONE
------------------------------------        ------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [X]

     At the date of filing of this report there were 4,056,140 shares of $.01 par value common stock outstanding. At November 27, 2000 the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $160,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                      NONE

          ITEM 1.        BUSINESS

(a)       GENERAL DEVELOPMENT OF BUSINESS

          Laclede Steel Company and Subsidiaries ("Company") is a manufacturer of a wide range of carbon and alloy steel products, including pipe and tubular products, hot rolled products (primarily special quality bars), wire products, and welded chain. The Company converts its semifinished steel into products through its rolling mills and finishing plants. The Company produces wire products and welded chain utilizing rods purchased on the open market. Each of the Company's finishing facilities is located near its end markets and is specialized by product to optimize efficiency.

PROCEEDINGS UNDER CHAPTER 11

          On November 30, 1998, as a result of deterioration in steel demand and selling prices, recurring losses, capital deficiency and funding requirements of its defined benefit pension plans, Laclede Steel Company and subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"). The Company is operating as debtors-in-possession under the Code, which protects it from its creditors pending reorganization under the jurisdiction of the Bankruptcy Court. As debtors-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. A statutory creditors committee has been appointed in this Chapter 11 case. As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all prepetition claims against the Company.

          In the Chapter 11 case, substantially all of the liabilities as of the filing date are subject to settlement under a plan of reorganization. On October 18, 2000 the Company filed a Plan of Reorganization with the Bankruptcy Court and obtained the Court's approval to distribute the Plan, and the related Disclosure Statement, to Creditors, Equity Security Holders and other Parties in Interest. A hearing to consider confirmation of the Plan will be held on December 15, 2000.

GENERAL

          The Company is one of three full-line domestic producers of continuous weld pipe in the United States. In addition, the Company believes its 97% owned subsidiary, Laclede Mid America, Inc., is an important North American producer of oil tempered wire, which is used for applications such as mechanical springs and overhead garage door springs. With the approval of the Bankruptcy Court the Company has entered into an agreement to sell all the assets of Laclede Mid America to Leggett & Platt Incorporated (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.) The Company's wholly-owned subsidiary, Laclede Chain Manufacturing Co., manufactures and imports chain products which give it a significant position in the truck and automobile tire chain and the hardware and industrial chain markets. The Company's special quality bars are primarily sold to forgers for finishing into a variety of products.

The Company produces semi-finished steel at its Alton, Illinois Plant. Annual steelmaking capacity is estimated at 680,000 net tons. To improve productivity the Company is utilizing one electric furnace, which reduces production capacity to approximately 580,000 net tons per year. The Company purchases rods for its wire mill and the welded chain operation.

(b)       FINANCIAL INFORMATION

The following table sets forth certain financial information relating to the Company's operations:


                                               Fiscal                     Fiscal                    Nine-Month
                                             Year Ended                 Year Ended           Transition Period Ended
                                         September 30, 2000         September 30, 1999          September 30, 1998
                                         ------------------         ------------------          ------------------
      (Thousands of Dollars)
      ----------------------
      Net Sales                            $      214,615             $      241,582              $      232,289
                                           ===============            ===============             ===============
      Net Loss                             $      (12,185)            $      (21,353)             $      (83,812)
                                           ===============            ===============             ===============
      Identifiable Assets                  $      182,097             $      190,071              $      216,191
                                           ===============            ===============             ===============


(c)       DESCRIPTION OF BUSINESS

The following table lists the Company's range of steel products:

         Pipe and Tubular Products:          Continuous Weld Pipe
                                             - A53 Standard and Extra Heavy
                                             - API 5L Line Pipe
                                             - Coupling Stock
                                             - Fence Pipe
                                             - Rigid Conduit Shells
                                             - 10' Hardware Pipe
                                             - CW-42 Oil Country
                                             - CW-55 Oil Country
                                             - A501 Structural

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

         Wire Products:                      Cold Drawn Wire
                                             - High Carbon
                                             - Low Carbon

                                             Heat Treated Wire
                                             - Carbon Oil Tempered
                                             - Alloy Oil Tempered
                                             - Annealed

         Chain:                              Welded Chain

          The following table presents, for the periods indicated, the percentage of the Company's total sales by product class:


                                                                                       Nine-Month
                                         Fiscal                  Fiscal             Transition Period
                                       Year Ended              Year Ended                 Ended
                                   September 30, 2000      September 30, 1999      September 30, 1998
                                   ------------------      ------------------      ------------------
              Product
              -------
              Pipe and Tube               37.2%                  34.4%                    35.5%

              Hot Rolled                  38.4%                  41.1%                    44.0%

              Wire                        12.6%                  11.1%                    11.8%

              Chain                       11.8%                  13.4%                     8.7%
                                          -----                  -----                    -----

              Total                        100%                   100%                     100%
                                          =====                  =====                    =====

          Pipe and Tubular Products. The Company's tubular products consist primarily of continuous butt weld ("CBW") pipe which is sold in the U.S. and Canada to distributors and manufacturers. The Company is one of only three full line producers of CBW pipe in the United States. Pipe products have been produced and finished at the Company's Alton, Illinois and Fairless Hills, Pennsylvania Plants, and finished at the Vandalia, Illinois Facility. The Alton Pipe Mill will be shut down by the end of December 2000 and in the future all pipe will be produced at the Fairless Facility. The agreement with the United Steelworkers of America (USWA) to the permanent shut down of the Alton Pipe and Skelp Mills is contingent upon the Company successfully implementing its Plan of Reorganization and exiting bankruptcy.

          Hot Rolled Products. The Company's hot rolled products are produced at the Alton Plant and consist primarily of special quality bars ("SBQ") sold to manufacturers to be cold drawn or forged.

          Wire Products. The Company is a major manufacturer of wire products through its 97% owned subsidiary, Laclede Mid America, Inc.. These products include high and low carbon wire, oil-tempered wire, and annealed wire, which are manufactured and finished at the Company's Fremont, Indiana Facility. With the approval of the Bankruptcy Court the Company has entered into an agreement to sell all the assets of Laclede Mid America to Leggett & Platt Incorporated.

          Chain Products. Laclede Chain Manufacturing Company, the Company's wholly owned subsidiary, produces welded chain and also imports a significant amount of chain for resale. In a normal year, approximately 50% of its annual sales are attributable to sales of anti-skid devices for trucks and automobiles. The balance of the Company's chain products sales are in the hardware and industrial chain business.

          At September 30, 2000 the Company had an estimated sales backlog of approximately $15 million. Long-term sales commitments do not represent a significant portion of the business. Research and development activities of the Company have not been material.

          The Company manufactures steel from steel scrap purchased in the open market from numerous scrap suppliers. Since it does not produce its own raw materials, the Company is subject to the fluctuation in prices and availability of scrap. See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for additional discussion.

          Capital Improvements. The Company has specific future plans for important capital improvements to the steelmaking operations at the Alton Plant. The primary objective of these improvements is to substantially reduce production costs and provide access to new markets. Because of the bankruptcy filing, and liquidity issues, the Company's capital expenditures were minimal in recent years. For further information and for discussion of future capital expenditure plans, please refer to MD&A.

          COMPETITION

          The Company believes that the principal competitive factors affecting its business are price, quality and customer service. Price sensitivity in markets for the Company's products is primarily driven by competitive factors.

          Domestic. The Company faces competition from regional mini-mill companies and fully integrated steel mills, and such competition can be expected to continue. Moreover, the presence of extensive sheet capacity in the industry has had and will continue to have a favorable impact on raw material costs of the Company's tubular product competitors. The Company also expects continued competition in its bar product business from low cost domestic producers.

          Foreign. The Company also faces competition from foreign steel producers. Foreign competition increased in 1998 and early 1999 to unprecedented levels, declining somewhat in 2000. Foreign competition may further increase in the future, due to factors such as changes in currency exchange rates, repeal of duties on foreign-produced steel or the enactment of restrictive or burdensome regulations or taxes that affect domestic but not foreign steel manufacturers. Many foreign steel producers are owned, controlled or subsidized by their governments and their decisions with respect to production and sales may be influenced more by political and economic policy considerations than by prevailing market conditions.

          SUSPENSION OF STEEL MAKING OPERATIONS

          On March 31, 2000, a structural failure occurred at the Company's Melt Shop at its Alton Plant. While the operating furnace and related equipment were not damaged, extensive damage was done to the structure of the building and the surrounding area. In addition, furnace dust (K601), which is regulated as hazardous waste, escaped from collapsed ductwork, but was confined to the site.

          As a result of this accident, steel production at the Alton Plant was suspended until late July 2000. The suspension of operations only affected the steel production facilities at the Alton Plant. All other operations, including finishing operations at the Alton Plant continued while utilizing existing semi-finished and finished inventories. The Company also purchased semi-finished steel to support its bar and pipe operations.

          The Company has settled its insurance claim with respect to the accident for $27.5 million, which includes property damage, business interruption and environmental clean-up costs. The clean up has been completed, and the steel production facility recommenced operations July 27, 2000.

          SALE OF LACLEDE MID AMERICA, INC.

          The Company has entered into an agreement with Leggett & Platt Incorporated for the sale of the assets of Laclede Mid America for $24.5 million plus the assumption of certain post petition ordinary course of business liabilities. The net proceeds received from the sale of the assets of Laclede Mid America will be used for the benefit of Laclede's future liquidity needs. The purchase price is subject to adjustments in certain circumstances. The Company believes the sale to Leggett & Platt, Inc. will be consummated before December 31, 2000. Three hundred thousand of the purchase price will be held back for one year following closing to secure certain matters per the sale agreement.

          ALTON PIPE AND SKELP MILLS

          In August the Company's hourly work force at the Alton and Vandalia Plants approved modifications to the Labor Agreement previously negotiated with the United Steelworkers of America, which includes the shutdown of the Alton Pipe and Skelp Mills and permits the Company to consolidate its pipe-making operations at its Fairless Hills plant. This consolidation of operations, which will affect approximately 100 hourly employees at the Alton Plant, will be completed in December 2000. The agreement with the United Steelworkers of America (USWA) to the permanent shut down of the Alton Pipe and Skelp Mills is contingent upon the Company successfully implementing its Plan of Reorganization and exiting bankruptcy.

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

          Specifically, like all electric arc furnace (EAF) steel producers, the Company generates EAF dust as part of the steelmaking process. For some time, the EPA has classified EAF dust as a designated hazardous waste. Over a period of years, the Company accumulated approximately 145,000 tons of this material on-site at the Alton Plant, pending development of technology for economical treatment. The Company received approval of a modified closure plan for disposition of this existing EAF dust from the Illinois EPA, and has completed the closure of all piles in place.

          EMPLOYEES

          As of September 30, 2000, the Company employed approximately 1,150 employees, approximately 200 of whom are classified as management, administrative and sales personnel.

          Approximately 525 hourly employees at the Alton Plant and 50 employees at the Vandalia Plant are covered by a collective bargaining agreement that expires on October 1, 2003. None of the Company's other employees are covered by a collective bargaining agreement with the USWA. Although as part of its Plan of Reorganization, the Company has entered into a neutrality agreement with the USWA for all of its facilities. The Company has never experienced a strike, and it believes that its relations with its employees are good. The compensation for the majority of the Company's employees is based partially on productivity in accordance with various incentive plans.

          ITEM 2.        PROPERTIES.

          The Company's steelmaking facilities are located on a 400-acre site in Alton, Illinois, and consist of two electric furnaces with a casting production capacity of over 680,000 net tons per year, a ladle metallurgy facility, a continuous bloom casting facility, a roughing mill and 14-inch bar mill and 8-inch bar mill. To improve productivity the Company is utilizing one electric furnace, which reduces production capacity to approximately 580,000 net tons per year. In the future, all pipe will be produced at the Fairless Facility, which is leased from USX Corporation under an agreement that expires September 30, 2001, with an option to renew until September 30, 2006. The Company also has a pipe finishing plant in Vandalia, Illinois and a chain manufacturing plant in Maryville, Missouri. The Company has entered into an agreement to sell its Wire Plant in Fremont, Indiana. (See item 1, Business - Sale of Laclede Mid America)

          The Company's property is well maintained and adequate for production of its existing product line. The majority of the Company's properties are owned in fee. In connection with its reorganization under the Bankruptcy Code, the Company rejected its lease for space for corporate offices in the Metropolitan Square Building and now leases space at 440 North Fourth Street in downtown St. Louis under a lease expiring on November 30, 2001, with an option to extend to November 30, 2004.

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

          ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                         None

                                     PART II

          ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Laclede's common stock is traded on the OTC Bulletin Board System and the symbol is LCLDQ. As of December 14, 2000 there were 476 stockholders of record. . See Item 7 for discussion of the cancellation of equity ownership interests upon the effectiveness of the Plan of Reorganization.


               MARKET
               PRICE RANGE            2000                    1999
                                      ----                    ----
               BY QUARTER       HIGH         LOW        HIGH         LOW
               ----------       ----         ---        ----         ---
               First          $  1-3/4      $ 5/16     $   5/8      $ 5/32
               Second            1-5/8         5/8         1/2        7/32
               Third                 1         3/8       11/16         3/8
               Fourth              1/2        9/32       1-7/8        7/16


                                                             2000     1999
                                                             ----     ----
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

          ITEM 6.        SELECTED FINANCIAL DATA

                           FIVE-YEAR FINANCIAL SUMMARY
                 (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                                                     Nine-Month
                                         Fiscal         Fiscal       Transition
                                       Year Ended     Year Ended    Period Ended     Years Ended December 31
                                     September 30,   September 30,  September 30    ------------------------
                                          2000           1999           1998           1997           1996
                                     -------------   -------------  ------------    ---------      ---------
Net Sales                              $ 214,615      $ 241,582      $ 232,289      $ 325,029      $ 335,381
Restructuring, Asset Impairment
    and other Charges (Credits)        $  (4,450)     $   7,177      $  27,646      $    (987)     $   1,559
Net Loss                               $ (12,185)     $ (21,353)     $ (83,812)     $  (3,007)     $  (9,985)
Basic and Diluted Net Loss Per
    Common Share                       $   (3.00)     $   (5.28)     $  (20.73)     $   (0.83)     $   (2.50)

Other Financial Data:
    Total Assets                       $ 182,097      $ 190,071      $ 216,191      $ 313,820      $ 331,110
    Working Capital                       14,504         20,476        (78,734)        55,899         62,001
    Capital Expenditures                   5,463          1,510          3,848          3,016         10,726
    Long-Term Debt (Subject to
       Compromise in 2000 and 1999)       25,990         25,990             --        109,157        107,889
    Stockholders' Equity (Deficit)       (89,259)       (85,986)      (103,019)        21,101         17,245
    Stockholders' Equity (Deficit)
       Per Common Share                $  (22.01)     $  (21.20)     $  (25.40)     $    5.20      $    4.25
    Cash Dividends
       Per Common Share                $      --      $      --      $      --      $      --      $      --


          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          On November 30, 1998, as a result of deterioration in steel demand and selling prices, recurring losses, capital deficiency and funding requirements of its defined benefit pension plans, Laclede Steel Company and subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company is operating as debtors-in-possession under the Code, which protects it from its creditors pending reorganization under the jurisdiction of the Bankruptcy Court. As debtors-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. A statutory creditors committee has been appointed in this Chapter 11 case. As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all prepetition claims against the Company.

          In the Chapter 11 case, substantially all of the liabilities as of the filing date are subject to settlement under a plan of reorganization. On October 18, 2000 the Company filed a Plan of Reorganization with the

Bankruptcy Court and obtained the Court's approval to distribute the Plan, and the related Disclosure Statement, to Creditors, Equity Security Holders and other Parties in Interest. A hearing to consider confirmation of the Plan will be held on December 15, 2000.

          The Plan is the result of extensive negotiations among the Company, the Unsecured Creditors' Committee, the United Steelworkers of America, the Pension Benefit Guaranty Corporation ("PBGC"), and their advisors. In general, it provides for the cancellation of Company indebtedness in exchange for new equity interests; the discharge of other prepetition claims; the cancellation of all equity ownership interests existing immediately prior to the effectiveness of the Plan of Reorganization; and the assumption of certain executory contracts and unexpired leases to which the Company is a party. If the Plan is confirmed and consummated in accordance with its terms, substantially all of the common stock and other securities of the Company will initially be owned by prepetition creditors and employees.

          The Company expects the PBGC to assume its obligations under its defined benefit pension plans for its salaried and hourly employees. The termination of these plans is an integral part of the plan of reorganization, and on November 1, 2000 the Company provided participants in the hourly and salaried pension plans with a notice of its intent to terminate these plans. As of November 30, 1998, the Company had a significant unfunded obligation related to these pension plans. The Company has made no contributions to the pension plans since filing Chapter 11.

          Pursuant to the provisions of the Bankruptcy Code, the Company continues to incur the cost of the postretirement medical plans. Under the Plan of Reorganization the Company's postretirement medical obligations will continue on a modified basis, reflecting negotiations with the United Steelworkers of America.

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

          At the time of filing Chapter 11, the Company's receivables, inventory, and certain plant and equipment were pledged as collateral under a Loan and Security Agreement with a bank group. Subsequent to the filing, with the approval of the Bankruptcy Court, the Company entered into an amended Loan and Security Agreement with the banks (the "DIP Facility"), which provides for borrowing up to $85 million. The DIP Facility provides for revolving credit based on eligible receivables and inventory similar to the previous Loan and Security Agreement. In addition, virtually all assets of the Company have been granted as collateral to the Loan and Security Agreement, except for certain assets of Laclede Chain Manufacturing Company. As of November 30, 2000 the Company had unused availability under the DIP Facility of approximately $4.1 million. The Company's DIP Facility is scheduled to terminate on December 31, 2000.

          The Company is seeking financing to replace the DIP Facility and provide additional liquidity upon exit from bankruptcy ("exit financing"). A non-binding commitment letter has been signed, but additional lenders must be secured before the loan can be agreed to. At this time there can be no assurance that such financing will be available. In the event such exit financing cannot be secured, the Company may not be able to successfully reorganize.

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

          The Company's continued existence is dependent on its ability to achieve future profitable operations, the assumption of the Company's obligations under its defined benefit plans by the PBGC, continued compliance with all debt covenants under the DIP Facility, and obtaining exit financing. The Company has also developed a capital program to improve the operating efficiency of the Melt Shop and 14" Bar Mill at the Alton Plant. Implementation of this program will also depend upon obtaining adequate exit financing.

OPERATING RESULTS 1998 TO 2000

          On October 22, 1998 the Company changed its fiscal year end from December 31 to September 30. Accordingly, results of operations for the transition period ended September 30, 1998 cover a nine-month period.

          In the twelve months ended September 30, 2000 the Company incurred a net loss of $12.2 million. Included in the net loss is $1.4 million for reorganization expenses (primarily professional fees incurred in connection with the bankruptcy proceedings), $4.9 million in non-cash periodic pension costs in excess of current service costs, and $4.5 million in other credits, primarily the insurance recovery recognized with respect to the structural failure at the Alton Melt Shop. As discussed in Note 7 to the Consolidated Financial Statements, termination of the Company's hourly and salaried pension plans will be an integral part of the plan of reorganization. Management believes that existing pension liabilities will be assumed by the PBGC.

          In the twelve months ended September 30, 1999 the Company incurred a net loss of $21.4 million. Included in the net loss is accruals of $6.1 million for reorganization expenses (primarily professional fees incurred in connection with the bankruptcy proceedings), $11.7 million in pension curtailment losses, and $6.2 million in non-cash periodic pension costs in excess of current service costs. In fiscal 1999 the Company also recorded income of $4.6 million, recognizing settlements of class action lawsuits involving electrode manufacturers.

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

          The change in net sales for the last three fiscal periods is analyzed as follows:

                                                           (In Thousands)
                                         --------------------------------------------------------

                                                                            Nine-Month Transition
                                                                                 Period Ended
                                                                            September 30, 1998 Vs.
                                         Twelve months ended September 30,    Nine Months Ended
                                         --------------------------------

                                         2000 vs 1999       1999 vs 1998     September 30, 1997
                                         ------------       ------------     ------------------
Decrease in net sales                      $(26,967)          $(70,380)           $(13,067)
                                           --------           --------            --------
Comprised of:
     Decrease in volume                    $(27,839)          $(52,151)           $ (5,562)
     Increase (Decrease) in price          $    872           $(18,229)           $ (7,505)

          In the twelve months ended September 30, 2000 total steel shipments declined by 12.8% compared to the twelve-month period ended September 30, 1999. This was partially related to the suspension of steel operations for approximately four months. Average selling prices for pipe and tubular products increased by 3.5%, while prices for hot rolled and semi-finished products declined by 1.6% and 0.5%, respectively. Shipments of chain products decreased by 14.6% in 2000 over the prior twelve-month period, reflecting lower sales of anti-skid devices as the result of an abnormally warm winter season.

          Cost of products sold decreased by $18.5 million, or 8.2%, in the year ended September 30, 2000, compared to the preceding twelve months, reflecting the reduction in steel shipments of 12.8%. The effects of lower shipment levels were partially offset by the increased costs for the Company's principal raw material, ferrous scrap, of approximately 21%.

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

          Selling, general and administrative expenses decreased by $0.8 million in the year ended September 30, 2000 when compared to the proceeding twelve-month period. Selling, general and administrative expenses decreased by $2.7 million in the year ended September 30, 1999 when compared to the proceeding twelve-month period. The reduction in Alton Plant overhead expenses mentioned above, and the decrease in selling general and administrative expenses, is primarily due to a continual reduction in salaried employees since early 1998. Selling, general and administrative expenses increased slightly in the nine-month transition period ended September 30, 1998 due to higher professional fees related to restructuring.

          Interest expense decreased approximately $0.5 million in the year ended September 30, 2000 when compared to the previous same period for 1999. There was also a decrease in interest expense of approximately $4.1 million in the fiscal year ended September 30, 1999 when compared to the proceeding twelve-month period. This reflects a decrease in borrowings under the Company's debtor-in-possession financing facility, and the discontinuance of recording interest expense on unsecured and undersecured prepetition debt pursuant to AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7").

          General inflation has not had a significant effect on the Company's sales and revenues, which are more related to factors such as domestic steel capacity, currency levels, demands for the Company's products and the impact of foreign steel imports. Imported steel typically has the greatest impact on the Company's tubular products.

DIVISIONS AND SUBSIDIARIES

          The Company's 97% owned subsidiary, Laclede Mid America Inc. operates an oil tempered wire facility in Fremont, Indiana. In 1998 the Fremont Plant increased its production of certain higher grades of oil tempered wire, utilizing technology developed in connection with the project to produce wire for suspension springs. In fiscal 2000 the Company completed the installation of an additional oil tempered line, which has increased overall plant capacity by approximately 15%. With the approval of the Bankruptcy Court the Company has entered into an agreement to sell all the assets of Laclede Mid America to Leggett & Platt Incorporated.

          The Company's wholly owned subsidiary, Laclede Chain Manufacturing Company, operates a manufacturing plant in Maryville, Missouri and a warehouse and sales operation in Portland, Oregon. Due to mild weather in the Northwest during the 1999-2000 winter season, Laclede Chain experienced abnormally low sales of anti-skid devices. Typically, Laclede Chain makes a significant contribution to Company operating results as it did in the year ended September 1999, when traction chain sales in the winter of 1998-1999 were at more normal levels.

          Under an agreement with USX Corporation the Company leases the Pipe Mill Operations located at the Fairless Works in Bucks County, Pennsylvania. In the future, all pipe will be produced at the Fairless Facility. The Company also operates a tubular finishing plant in Vandalia, Illinois. The Alton Pipe Mill will be shut down by the end of December 2000 and in the future all pipe will be produced at the Fairless Facility. The agreement with the USWA to the permanent shut down of the Alton Pipe and Skelp Mills is contingent upon the Company successfully implementing its Plan of Reorganization and exiting bankruptcy.


LIQUIDITY AND CAPITAL RESOURCES

          For the year ended September 30, 2000 operating activities provided approximately $10.4 million in cash. Cash flow from financing activities used $5.5 million in cash, primarily as the result of a reduction in borrowing under the Company's bank facility. Investing activities used $4.8 million in cash flow in the period, primarily reflecting capital expenditures. At September 30, 2000, $56.4 million in borrowings were outstanding under the Company's bank facility.

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

          The Company's projections indicate that availability under the debtor-in-possession facility should be adequate to finance its operations and its minimal planned capital expenditures until exit from bankruptcy, which is assumed to occur by December 31, 2000.

          The Company has filed claims for refunds for its tax years 1995, 1996 and 1998 with respect to the allowance of the carry-back of certain expenses over a period of ten (10) years. The Internal Revenue Service has informed the Company that it disputes such claims. The Company and the Internal Revenue Service have settled this dispute, subject to the entry of an order by the Bankruptcy Court confirming the Plan of Reorganization and acceptance of the settlement by the Joint Congressional Committee on Internal Revenue Taxation. If either of these subsequent events do not occur, then such settlement would be ineffective and the parties would have the rights available to them prior to the settlement. In such case, the Company may owe a material amount of taxes and interest to the Internal Revenue Service.

          The Company has prepared a plan of reorganization to reorganize the Company's businesses and to restructure the Company's obligations. In connection with this plan the Company anticipates obtaining exit financing which will be adequate to finance its operations after emerging from bankruptcy. At this time there can be no assurance that such financing will be available. In the event such exit financing cannot be secured, the Company may not be able to successfully reorganize.

          The Company is seeking financing to replace the DIP Facility and provide additional liquidity upon exit from bankruptcy ("exit financing"). A non-binding commitment letter has been signed, but additional lenders must be secured before the loan can be agreed to. At this time there can be no assurance that such financing will be available. In the event such exit financing cannot be secured, the Company may not be able to successfully reorganize. Although the Company believes that the anticipated cash flow from future operations and borrowings under the DIP Facility and anticipated exit financing should provide sufficient liquidity for the Company to meet its debt service requirements and fund ongoing operations, there can be no assurance these or other possible sources will be adequate.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-K, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the overall demand for steel; statements regarding the ability to maintain sales prices; statements regarding productivity improvement programs; statements regarding the Company's profitability; statements regarding future borrowing capacity; statements regarding future pension funding requirements; and statements involving the Company's exit financing. In addition, statements containing expressions such as "believes", "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC are intended to identify forward-looking statements. Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K, 10-Q and 8-K are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: decline in sales prices for steel products; increases in the cost of steel scrap; failure to obtain significant benefits from the Company's cost reduction and productivity improvement programs; increased domestic or foreign steel competition; decreases in the market value of the Company's qualified pension plan assets; increases in financing costs, labor relations, and adverse developments arising from the Chapter 11 proceedings and adverse developments in the timing or results from the Company's current business plan and adverse developments with respect to exit financing.

          ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Company had no holdings of derivative financial or commodity instruments at September 30, 2000. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate risk due to the floating rate DIP Facility debt of $56.4 million. The Company utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term changes in interest rates should not materially adversely affect the Company's financial position, results of operations or cash flow.

          ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The index to the Financial Statements of the Company and the independent auditors' report of Deloitte & Touche LLP appear on pages 21 and 47, respectively.

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

                       NONE

                                    PART III

          ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          (a) Certain information with respect to each of the directors of the Company is set forth below, including any positions they hold with the Company and their business experience the past five years:


NAME, AGE, OTHER POSITIONS WITH THE COMPANY,                                                           SERVED AS A
PRINCIPAL OCCUPATION AND DIRECTORSHIPS OF OTHER COMPANIES                                            DIRECTOR SINCE
---------------------------------------------------------                                            --------------
David A. Higbee, 57 ....................................................................................    2000
President and Chief Executive Officer, (July 2000 - date); President, Sawhill Tubular Division of
Armco, (1995 - 2000)

Michael H. Lane, 57 ....................................................................................    1997
Executive Vice President, Chief Financial Officer (January 1999 - date); Vice President - Finance,
Treasurer and Secretary (1983 - 1999).

Wayne P. E. Mang, 63 ...................................................................................    1997
President and Chief Operating Officer, Russel Metals (steel product processor and distributor)
(1982 - 1997).  Director of Wainbee Holdings, Inc. and Maverick Tube Corporation.

Philip R. Morgan, 52 ...................................................................................    1997
President, Chief Executive Officer and Director, Morgan Construction Company (supplier of steel rolling mill technology and equipment)  (1986 - date).

Robert H. Quenon, 72 ...................................................................................    1992
Mining Consultant (1991 - date); Chairman of the Board, Federal Reserve Bank of St. Louis (1993 -
1995); Chairman (1990 - 1991) and President and Chief Executive Officer (1983 - 1990) of Peabody
Holding Company, Inc. (coal mining and sales); Director of Ameren Corporation, and Director of
Newmont Mining Corporation.

George H. Walker III, 69 ...............................................................................    1990
Chairman of the Board, Stifel Financial Corp. (investment banking firm) and its principal subsidiary, Stifel, Nicolaus & Company, Incorporated (stock brokerage firm) (1979 - date);
Director of Laidlaw Corp., Western & Southern Life Insurance Company and Macroeconomic Advisers.


          The executive officers of the Company and their ages are as follows:


         NAME                            AGE         POSITION
         ----                            ---         --------

         David A. Higbee                 57          President and Chief
                                                     Executive Officer

         Michael H. Lane                 57          Executive Vice President
                                                     Chief Financial Officer

         Ralph M. Cassell                57          Vice President

         James T. Caporaletti            58          Vice President

          David A. Higbee was named President and Chief Executive Officer in July 2000. Previously he had served as the President of the Sawhill Tubular Division of Armco (currently AK Steel) since 1995.

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

          ITEM 11. EXECUTIVE COMPENSATION

          The following table presents summary information concerning compensation for services rendered to the Company during the fiscal year ended September 30, 2000 and the last three fiscal years by those persons who at September 30, 2000 were the Chief Executive Officer and the other executive officers.

                               Annual Compensation

                                                                                   Other Annual          All Other
Name and                          Fiscal                            Bonus          Compensation         Compensation
Principal Position                 Year          Salary ($)        ($) (2)           ($) (3)              ($) (4)
------------------                ------        -----------        --------        -------------        ------------
David A. Higbee (5)               2000           $   81,249       $    --           $     --              $  2,031
President and Chief
Executive Officer

Thomas E. Brew  (6)               2000           $  530,599       $    --           $     --              $     --
President and Chief               1999              673,373            --                 --                    --
Executive Officer                 1998 (1)          439,808            --                 --                    --

Michael H. Lane (7)               2000           $  254,003       $    --           $ 13,319              $ 18,142
Executive Vice President,         1999              243,504            --             13,188                18,157
Chief Financial Officer           1998 (1)          182,628            --                 --                17,252
                                  1997              243,504            --             13,101                19,773

James T. Caporaletti (7)          2000           $  130,008       $30,000           $     --              $  3,323
Vice President                    1999              102,461            --                 --                 2,570
                                  1998 (1)           61,304            --                 --                 1,463
                                  1997               75,323            --                 --                 1,800

Ralph M. Cassell (7)              2000           $  150,000       $    --           $     --              $  2,927
Vice President                    1999              148,334            --                 --                 3,008
                                  1998 (1)           91,170            --                 --                 3,332
                                  1997              111,000        28,860                 --                 3,733

(1) The 1998 fiscal year is the nine-month transition period beginning January 1, 1998 and ending September 30, 1998.

(2) No bonuses were earned under the Company's Discretionary Incentive Compensation Plan for the years reported. Mr. Cassell's 1997 bonus was earned based on results from wire operations. Mr. Caporaletti's 2000 bonus payment was related to his continuing employment during bankruptcy.

(3) Amounts in this column relate to tax payments on permanent life insurance premiums and tax assistance.

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

(5) David A. Higbee became President and Chief Executive Officer in July 2000. Mr. Higbee has entered into an employment agreement with the Company, see "Employment Contracts" below.

(6) Payments were made to Argus Management Corporation, which employs Mr. Brew who was engaged by the Board of Directors in February 1998. He is the Executive Vice President of Argus Management Corporation. Mr. Brew resigned in July 2000.

(7) Mr. Lane has entered into an amendment to his employment agreement with the Company; and Mr. Cassell and Caporaletti have entered into retention agreements with the Company, see "Employment Contracts" below.


                                  BENEFIT PLANS

          The Company maintains the Laclede Salaried Employees' Pension Plan (the "Pension Plan"), a defined benefit plan which provides a monthly pension to salaried employees of the Company (excluding employees covered by a collective bargaining agreement) who retire or terminate with vested rights in accordance with the provisions of the Pension Plan. Benefits are based upon years of credited service and covered compensation offset by the participant's Primary Insurance Amount under the Federal Social Security Act. In connection with the bankruptcy proceedings the PBGC will terminate the Pension Plan and assume responsibility for payment of pension benefits, which could result in a reduction of benefits for some participants, including executive officers.

          The Company also maintained the Key Employee Retirement Plan (the "Supplement Plan"), the purpose of which is to provide additional retirement income to certain key employees of the Company, including certain of the executive officers. Benefits for former executive officers McKinney, Hebenstreit and Nethington were fully funded at the time of their retirement. The Company, therefore, had no further payment requirements as the result of their retirement. Benefits for former Vice President-Administration, Larry J. Schnurbusch, were partially funded and he has filed a claim with the Bankruptcy Court for unpaid benefits under the Plan of approximately $925,000.

          Under the Supplement Plan, the eligible employees were guaranteed that the total amount received by them each year during retirement from the Pension Plan, Federal Social Security and the Supplement Plan would be equal to 65% of the average of their highest aggregate three consecutive calendar year salary and bonus during their last 10 years of employment with the Company ("Salary Level"), assuming retirement at age 60. If the employee retires prior to age 60, the applicable percentage of the Salary Level will be reduced 2.5% for each year of retirement age below age 60. Upon termination of employment, a covered employee or his beneficiary at any time prior to commencement of benefits under the Supplement Plan may select the payment of all benefits due under the Supplement Plan in one lump sum payment. The Supplement Plan's funds are held and invested by a trustee. Pursuant to the November 14, 1990 amendment to the Supplement Plan (the "1990 Amendment") the funds held under the Supplement Plan for then participants were transferred to a separate trust under which the employees participating in the Supplement Fund were the direct beneficiaries.

         Mr. Lane is the only remaining key employee participating in the Supplement Plan. He has accumulated 28 years of credited service, and his current salary level eligible for benefits under the Supplement Plan is $326,193. The aggregate annual benefits payable to him pursuant to the Pension Plan, the Supplement Plan and Federal Social Security at his present age is approximately $190,000. Because of the transfer of funds in connection with the 1990 Amendment, the Company has no payment requirement with respect to future termination of employment of Mr. Lane.

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

                              EMPLOYMENT CONTRACTS

          On February 25, 1999 the United States Bankruptcy Court for the Eastern District of Missouri entered an order approving each of (a) LACLEDE's Key Employee Incentive Retention Plan; (b) the assumption of the Consulting Agreement with Argus Management Corporation and Thomas E. Brew, Jr., then President of the Company; and (c) the assumption of the Amended and Restated Employment Agreements between LACLEDE, Michael H. Lane and Larry J. Schnurbusch. Mr. Schnurbusch retired from LACLEDE during 1999 and, as a result his Restated Employment Agreement terminated. Present participants in the Key Employee Incentive Retention Plan are Michael H. Lane, Executive Vice President of LACLEDE and Vice President of each of LACLEDE CHAIN AND LACLEDE MID-AMERICA and Ralph M. Cassell, Vice President of LACLEDE and President of each of LACLEDE CHAIN AND LACLEDE MID-AMERICA. This plan calls for the payment of one year's salary as a retention bonus to each of the covered individuals upon successful confirmation of a Plan of Reorganization by the Bankruptcy Court. Payment is due upon confirmation. There are no interim payments and no payment is made to a participant (i) unless he remains in the employ of LACLEDE, or in Mr. Cassell's case, at least one of its subsidiaries, on the date of confirmation or (ii) if the employee is terminated with cause prior to that time. If LACLEDE, or in Mr. Cassell's case, LACLEDE CHAIN and LACLEDE MID-AMERICA, is converted to a liquidation under Chapter 7 of the United States Bankruptcy Code, then the retention bonus paid to such employee is reduced to one-half salary and is payable on conversion of the bankruptcy case. Mr. Lane's bonus upon a successful reorganization of LACLEDE currently would be $275,000. Mr. Cassell's bonus upon a successful reorganization of LACLEDE CHAIN or LACLEDE MID-AMERICA would currently be $150,000.

          On June 27, 2000 the Bankruptcy Court approved an Employment Agreement for David A. Higbee, who succeeded Mr. Brew as President and Chief Executive Officer, an Amended Employment for Mr. Lane, and Retention Agreements for Mr. Cassell and James T. Caporaletti, Vice President and General Manager-Tubular Products.

          Mr. Higbee's agreement is for a period of one year, which on confirmation increases to three years. Mr. Higbee's annual salary is $325,000 under the agreement together with a performance bonus of 25% to 30% of that compensation on his first anniversary of employment based on objectives and goals to be set by the Board of Directors. Thereafter, the agreement includes a bonus opportunity of 30% to 40% of base compensation based upon a strategic plan setting specific goals and objectives, which is approved by the Board of Directors. In addition, Mr. Higbee's agreement calls for certain other benefits, including a stock purchase opportunity. Mr. Higbee's agreement is subject to certain non-competition and non-solicitation covenants.

          Mr. Lane's agreement with LACLEDE was amended to include LACLEDE CHAIN and LACLEDE MID-AMERICA in recognition of the fact that he serves as Chief Financial Officer as well as holds a number of other responsibilities for each of those companies. The agreement is for the period ending December 31, 2000 and upon confirmation of a Plan of Reorganization is automatically extended through December 31, 2001. Thereafter, it continues until any party gives ninety days written notice of termination. Under the amended agreement Mr. Lane's annual salary is $275,000 together with a bonus opportunity commencing with the fiscal year beginning October 1, 2000 of 20% to 30% of that compensation based upon a strategic plan setting specific goals and objectives, which is approved by the Board of Directors. In addition, Mr. Lane's agreement calls for certain other benefits and for a severance payment if Mr. Lane remains with any of LACLEDE, LACLEDE CHAIN or LACLEDE MID-AMERICA for at least ninety days subsequent to emergence from bankruptcy. Mr. Lane's agreement is subject to certain non-competition and non-solicitation covenants.

          Mr. Cassell's Retention Agreement with LACLEDE CHAIN and LACLEDE MID-AMERICA entitles him to a Retention bonus equal to one year's salary, currently $150,000, if Mr. Cassell is terminated, other than for cause, within one year following confirmation of a Plan of Reorganization or conversion of the Bankruptcy to a Chapter 7 Liquidation. In addition, the payment would be due Mr. Cassell under certain other circumstances, such as reduction in his base salary, benefits, responsibilities or relocation without his consent.

          Mr. Caporaletti's Retention Agreement with LACLEDE entitles him to a Retention bonus equal to one year's salary, currently $130,000, if Mr. Caporaletti is terminated, other than for cause, within one year following confirmation of a Plan of Reorganization or conversion of the Bankruptcy to a Chapter 7 Liquidation. In addition, the payment would be due Mr. Caporaletti under certain other circumstances, such as reduction in his base salary, benefits or responsibilities.

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following information is furnished with respect to each person known by management of the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, each director of the Company, each executive officer of the Company and all directors and executive officers as a group. The information is furnished as of November 10, 2000. See Item 7 for discussion of the cancellation of equity ownership interests upon the effectiveness of the Plan of Reorganization.

                                                                                Shares of Series
                                             Shares of                            A Preferred
                                           Common Stock                              Stock
Name and Address of                        Beneficially       Percent of          Beneficially       Percent of
Beneficial Owner                             Owned (1)          Class              Owned (1)            Class
-------------------                        ------------       ----------        -----------------    ----------
Birmingham Steel Corporation(2)              1,029,325            25.38%            183,334          44.00%
1000 Urban Center Drive, Suite 300
Birmingham, AL  35242

Ivaco Inc.(2)                                1,009,325            24.88%            183,333          44.00%
Place Mercantile
770 Rue Sherbrooke ouest
Montreal, Quebec, Canada H3A 1G1

James T. Caporaletti                               --                                  --
Ralph M. Cassell                                    50                 *                --
Michael H. Lane                                 10,600                 *              5,000           1.20%
Wayne P. E. Mang                                   100                 *                --
David A. Higbee                                  4,000                 *                --
Philip R. Morgan                                 1,000                 *                --
Robert H. Quenon                                   300                 *                --
George H. Walker III(3)                          1,000                 *                --

All Directors and Executive                     17,050                 *              5,000           1.20%
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

             (1) FINANCIAL STATEMENTS


                     LACLEDE STEEL COMPANY AND SUBSIDIARIES


                                                                                                             Page
                                                                                                            --------
Consolidated Balance Sheets, September 30, 2000 and 1999 ...................................................   24-25

Consolidated Statements of Operations for the fiscal years ended September 30,
2000 and 1999, and the nine-month transition period ended September 30, 1998 ...............................   26

Consolidated Statements of Stockholders' Deficit for the fiscal years ended September 30, 2000
and 1999, and the nine-month transition period ended September 30, 1998 ....................................   27

Consolidated Statements of Cash Flows for the years ended September 30, 2000 and 1999, and the
nine-month transition period ended September 30, 1998 ......................................................   28

Notes to Consolidated Financial Statements .................................................................   29-46

Independent Auditors' Report ...............................................................................   47-48

         (2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                      NONE

         (3) EXHIBITS

         The following is an index of the exhibits included in this Report or incorporated herein by reference.

    (3) (a) Registrant's Certificate of Incorporation as restated October 28, 1996. (Incorporated by reference to Exhibit(3) in Registrant's Quarterly Report on Form 10-Q for September 30, 1996.)

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

     (4) (c) Second Amendment to Postpetition Loan and Security Agreement dated July 1, 1999. (Incorporated by reference to Exhibit (4)(e) in Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.)

     (4) (d) Third Amendment to Postpetition Loan and Security Agreement dated December 17, 1999. (Incorporated by reference to Exhibit (4)(d) in Registrant's Quarterly Report on Form 10-K for the period ended September 30, 1999.)

     (4) (e) Fourth Amendment to Postpetition Loan and Security Agreement dated June 27, 2000. (Incorporated by reference to Exhibit (4)(e) in Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.)

     (4) (f) Fifth Amendment to Postpetition Loan and Security Agreement dated October 3, 2000.

     (4) (g) Certificate of Designation of Series A Preferred Stock dated
             July 30, 1996. (Incorporated by reference to Exhibit (4)(i) in the Registrant's Quarterly Report on Form 10-Q for June 30, 1996.)

    (10) (a) Stock Purchase Agreement dated July 30, 1996 between Ivaco Inc. and Laclede Steel Company. (Incorporated by reference to Exhibit(10)(a) of Registrant's Quarterly Report on Form l0-Q for June 30, 1996.)

    (10) (b) Management Stock Purchase Agreements dated July 30, 1996 between Laclede Steel Company and John B. McKinney, Michael H. Lane, J. William Hebenstreit, Larry J. Schnurbusch and H. Bruce Nethington. (Incorporated by reference to Exhibit (10)(b) of Registrant's Quarterly Report on Form 10-Q for June 30, 1996.)

    (10) (c) Registration Rights Agreement dated July 30, 1996 between Laclede Steel Company and Ivaco Inc., John B. McKinney, Michael H. Lane, J. William Hebenstreit, Larry J. Schnurbusch and H. Bruce Nethington. (Incorporated by reference to Exhibit (10)(d) of Registrant's Quarterly Report on Form 10-Q dated June 30, 1996.)

    (10) (d) Restated Key Employee Retirement Plan dated October 16, 1996. (Incorporated by reference to Exhibit (10)(g) in Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

    (10) (e) Consulting Agreement dated November 23, 1998 between Argus Management Corporation, Thomas E. Brew, Jr. and Laclede Steel Company. (Incorporated by reference to Exhibit (10)(j) in Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.)

    (10) (f) Restated Employment Agreement dated June 1, 2000 between the Company and Michael H. Lane. (Incorporated by reference to Exhibit
             (10)(a) of Registrant's Quarterly Report on Form 10-Q dated
             June 30, 2000.)

    (10) (g) Employment Agreement dated July 1, 2000 between the Company and David A. Higbee. (Incorporated by reference to Exhibit (10)(b) of Registrant's Quarterly Report on Form 10-Q dated June 30, 2000.)

    (10) (h) Executive Retention Agreements dated July 1, 2000 between the Company and Ralph M. Cassell and James Caporaletti. (Incorporated by reference to Exhibit (10)(c) of Registrant's Quarterly Report on Form 10-Q dated June 30, 2000.)

    (22)     Subsidiaries of Registrant.

    (27)     Financial Data Schedule.

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

         (b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 2000.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
At September 30, 2000 and September 30, 1999
(In Thousands, Except Share Amounts)
--------------------------------------------------------------------------------

ASSETS                                                        2000            1999
                                                            --------        ---------
CURRENT ASSETS:
  Cash                                                      $    205        $    205
  Accounts receivable - less allowances of $2,191 in 2000
    and $2,849 in 1999                                        28,739          37,956
  Prepaid expenses                                             4,559           4,130
  Inventories:
    Finished                                                  35,385          34,298
    Semi-finished                                              9,407           7,082
    Raw materials                                              3,931           4,627
    Supplies                                                  11,150          11,593
                                                            --------        --------

           Total inventories                                  59,873          57,600
                                                            --------        --------

           Total current assets                               93,376          99,891
                                                            --------        --------

OTHER NON-CURRENT ASSETS                                       6,539           6,353
                                                            --------        --------

PLANT AND EQUIPMENT - At cost:
  Land                                                         1,168           1,253
  Buildings                                                   24,928          26,418
  Machinery and equipment                                    195,137         190,656
                                                            --------        --------

                                                             221,233         218,327
  Less accumulated depreciation                              139,051         134,500
                                                            --------        --------

           Total plant and equipment                          82,182          83,827
                                                            --------        --------

TOTAL                                                       $182,097        $190,071
                                                            ========        ========


See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' DEFICIT                                            2000         1999
                                                                               ---------    ---------
CURRENT LIABILITIES:
  Accounts payable                                                             $  14,149    $  10,421
  Accrued compensation                                                             4,310        4,162
  Current portion of long-term debt                                               56,354       61,877
  Other                                                                            4,059        2,955
                                                                               ---------    ---------

           Total current liabilities                                              78,872       79,415
                                                                               ---------    ---------

NON-CURRENT LIABILITIES:
  Income tax contingency                                                           7,061        5,759
  Other                                                                              710          633
                                                                               ---------    ---------

           Total non-current liabilities                                           7,771        6,392
                                                                               ---------    ---------

LIABILITIES SUBJECT TO COMPROMISE:
  Accounts payable and accrued expenses                                           50,220       50,294
  Accrued costs of pension plans                                                  37,496       40,341
  Accrued postretirement medical benefits                                         68,113       70,626
  Long-term debt                                                                  25,990       25,990
  Other                                                                            2,894        2,999
                                                                               ---------    ---------

           Total liabilities subject to compromise                               184,713      190,250
                                                                               ---------    ---------

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, no par value, authorized 2,000,000 shares;
    issued and outstanding 416,667 shares (liquidation preference of $6,250)          83           83
  Common stock, $.01 par value, authorized 25,000,000 shares;
    issued and outstanding 4,056,140 shares                                           41           41
  Capital in excess of par                                                        59,420       59,420
  Accumulated deficit                                                           (132,657)    (120,472)
  Accumulated other comprehensive loss                                           (16,146)     (25,058)
                                                                               ---------    ---------

           Total stockholders' deficit                                           (89,259)     (85,986)
                                                                               ---------    ---------

TOTAL                                                                          $ 182,097    $ 190,071
                                                                               =========    =========



See notes to consolidated financial statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FISCAL YEAR ENDED SEPTEMBER 30, 2000 AND 1999, AND THE
NINE-MONTH TRANSITION PERIOD ENDED SEPTEMBER 30, 1998
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    2000        1999         1998
                                                                                                         (nine months)
                                                                                 ---------    ---------   ------------
NET SALES                                                                        $ 214,615    $ 241,582    $ 232,289
                                                                                 ---------    ---------    ---------

COSTS AND EXPENSES:
  Cost of products sold                                                            206,430      224,953      233,585
                                                                                 ---------    ---------    ---------
  Selling, general and administrative expenses                                      10,648       11,482       10,466
                                                                                 ---------    ---------    ---------
  Depreciation                                                                       6,166        6,251        5,081
                                                                                 ---------    ---------    ---------
  Interest expense (contractual interest - $7,816 in 2000 and $8,365 in 1999 )       6,361        6,910        8,183
                                                                                              ---------    ---------
  Asset impairments and other charges (credits)                                     (4,450)       7,177       27,646
                                                                                 ---------    ---------    ---------
           Total costs and expenses                                                225,155      256,773      284,961
                                                                                 ---------    ---------    ---------

Reorganization costs                                                                 1,420        6,052         --
                                                                                 ---------    ---------    ---------

LOSS BEFORE INCOME TAXES                                                           (11,960)     (21,243)     (52,672)

PROVISION FOR INCOME TAXES                                                             225          110       31,140
                                                                                 ---------    ---------    ---------

NET LOSS                                                                           (12,185)     (21,353)     (83,812)

PREFERRED STOCK DIVIDEND REQUIREMENT                                                  --            (62)        (281)
                                                                                 ---------    ---------    ---------
    (contractual dividends - $375 in 2000 and 1999)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                                          (12,185)     (21,415)     (84,093)

OTHER COMPREHENSIVE INCOME (LOSS) NET OF INCOME TAXES:
  Minimum pension liability adjustment                                               8,912       38,448      (40,027)
                                                                                 ---------    ---------    ---------

COMPREHENSIVE INCOME (LOSS)                                                      $  (3,273)   $  17,033    $(124,120)
                                                                                 =========    =========    =========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                      $   (3.00)   $   (5.28)   $  (20.73)
                                                                                 =========    =========    =========




See notes to consolidated financial statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FISCAL YEAR ENDED SEPTEMBER 30, 2000 AND 1999, AND THE
NINE-MONTH TRANSITION PERIOD ENDED SEPTEMBER 30, 1998
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


                                                          2000         1999         1998
                                                        ---------    ---------    ---------
CONVERTIBLE PREFERRED STOCK (416,667 shares issued)     $      83    $      83    $      83
                                                        ---------    ---------    ---------


COMMON STOCK (4,056,140 shares issued)                         41           41           41
                                                        ---------    ---------    ---------


CAPITAL IN EXCESS OF PAR VALUE:
  Beginning balance                                        59,420       59,482       59,763
  Dividend requirement on convertible preferred stock        --            (62)        (281)
                                                        ---------    ---------    ---------
  Ending balance                                           59,420       59,420       59,482
                                                        ---------    ---------    ---------

ACCUMULATED DEFICIT:
  Beginning balance                                      (120,472)     (99,119)     (15,307)
  Net loss                                                (12,185)     (21,353)     (83,812)
                                                        ---------    ---------    ---------
  Ending balance                                         (132,657)    (120,472)     (99,119)
                                                        ---------    ---------    ---------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Beginning balance                                      (25,058)     (63,506)     (23,479)
   Other comprehensive income (loss)                        8,912       38,448      (40,027)
                                                        ---------    ---------    ---------
   Ending balance                                         (16,146)     (25,058)     (63,506)
                                                        ---------    ---------    ---------


TOTAL STOCKHOLDERS' DEFICIT                             $ (89,259)   $ (85,986)   $(103,019)
                                                        =========    =========    =========


See notes to consolidated financial statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEAR ENDED SEPTEMBER 30, 2000 AND 1999, AND THE
NINE-MONTH TRANSITION PERIOD ENDED SEPTEMBER 30, 1998
(IN THOUSANDS)


                                                                                               2000        1999         1998
                                                                                                                    (nine months)
                                                                                             --------    --------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                   $(12,185)   $(21,353)   $(83,812)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation                                                                             6,166       6,251       5,081
       Reorganization items                                                                     1,420       6,052        --
       Asset impairments and other charges (credits)                                             (627)     11,738      25,260
       Change in deferred income taxes                                                           --          --        31,010
       Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                                                   9,216       1,805         521
          Inventories                                                                          (2,273)      8,266      16,940
          Accounts payable, accrued expenses and other assets                                   6,909       4,366      12,961
          Pension cost greater than (less than) funding                                         6,121       7,031      (1,066)
          Accrued postretirement medical benefits                                              (2,513)     (2,844)     (2,394)
                                                                                             --------    --------    --------
Net cash provided by operating activities before Reorganization Items                          12,234      21,312       4,501

Operating Cash Flow from Reorganization Items -
    Bankruptcy related professional fees paid                                                  (2,623)     (2,342)       --
                                                                                             --------    --------    --------
Net cash provided by operating activities                                                      10,365      18,970       4,501
                                                                                             --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                         (5,463)     (1,510)     (3,848)
  Proceeds from sale of assets                                                                  1,375         834       4,818
                                                                                             --------    --------    --------
Net cash provided by (used in) investing activities                                            (4,088)       (676)        970
                                                                                             --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under revolving credit loan                                                   (5,523)    (18,181)     (4,087)
  Payments on long-term debt                                                                     --          --        (1,378)
  Payment of financing costs                                                                     --          (100)       --
                                                                                             --------    --------    --------
Net cash used in financing activities                                                          (5,523)    (18,281)     (5,465)
                                                                                             --------    --------    --------

CASH:
  Net increase during the year                                                                   --            13           6
    At beginning of year                                                                          205         192         186
                                                                                             --------    --------    --------
    At end of year                                                                           $    205    $    205    $    192
                                                                                             ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                                                               $  6,408    $  7,198    $  8,309
      Income tax payments (refunds) - net                                                      (1,045)     (6,800)        130

See notes to consolidated financial statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
FISCAL YEAR ENDED SEPTEMBER 30, 2000 AND 1999, AND THE
NINE-MONTH TRANSITION PERIOD ENDED SEPTEMBER 30,1998
--------------------------------------------------------------------------------

1.    BANKRUPTCY PROCEEDINGS

      On November 30, 1998, as a result of deterioration in steel demand and selling prices, recurring losses, capital deficiency and funding requirements of its defined benefit pension plans, Laclede Steel Company and subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Code"). The Company is operating as debtors-in-possession under the Code, which protects it from its creditors pending reorganization under the jurisdiction of the Bankruptcy Court. As debtors-in-possession, the Company is authorized to operate its business but may not engage in transactions outside the ordinary course of business without approval of the Bankruptcy Court. A statutory creditors committee has been appointed in this Chapter 11 case. As part of the Chapter 11 reorganization process, the Company has attempted to notify all known or potential creditors of the Chapter 11 filing for the purpose of identifying all prepetition claims against the Company.

      In the Chapter 11 case, substantially all of the liabilities as of the filing date are subject to settlement under a plan of reorganization. On October 18, 2000 the Company filed a Plan of Reorganization with the Bankruptcy Court and obtained the Court's approval to distribute the Plan, and the related Disclosure Statement, to Creditors, Equity Security Holders and other Parties in Interest. A hearing to consider confirmation of the Plan is scheduled to be held on December 15, 2000.

      The Plan is the result of extensive negotiations among the Company, the Unsecured Creditors' Committee, the United Steelworkers of America, the Pension Benefit Guaranty Corporation ("PBGC"), and their advisors. In general, it provides for the cancellation of Company indebtedness in exchange for new equity interests; the discharge of other prepetition claims; the cancellation of all prepetition equity ownership interests existing immediately prior to the effectiveness of the Plan of Reorganization; and the assumption of any executory contracts and unexpired leases to which the Company is a party. If the Plan is confirmed and consummated in accordance with its terms, substantially all of the common stock and other securities of the Company will initially be owned by prepetition creditors, and employees.

      The Company expects the Pension Benefit Guaranty Corporation to assume its obligations under its defined benefit pension plans for its salaried and hourly employees, which would result in the PBGC becoming one of its largest unsecured creditors. The termination of these plans is an integral part of the plan of reorganization, and on November 1, 2000 the Company provided participants in the hourly and salaried pension plans with a notice of its intent to terminate these plans. As of November 30, 1998, the Company had a significant unfunded obligation related to these pension plans. The Company has made no contributions to the pension plans since filing Chapter 11.

      Pursuant to the provisions of the Bankruptcy Code, the Company continues to incur the cost of the postretirement medical plans. Under the Plan of Reorganization the Company's postretirement medical obligations will continue on a modified basis, reflecting negotiations with the United Steelworkers of America. The Bankruptcy Court has approved the payment of certain prepetition liabilities such as employee wages and benefits. The Bankruptcy Court has also allowed for the retention of legal and financial professionals. These professional fees represent the majority of reorganization items recorded in the consolidated statements of operations and, to the extent unpaid, are liabilities not subject to compromise.

      At the time of filing Chapter 11, the Company's receivables, inventory, and certain plant and equipment were pledged as collateral under a Loan and Security Agreement with a bank group. Subsequent to the filing, with the approval of the Bankruptcy Court, the Company entered into an amended Loan And Security Agreement with the banks (the "DIP Facility"), which provides for borrowing up to $85 million. The DIP Facility provides for revolving credit based on eligible receivables and inventory similar to the previous Loan and Security Agreement. In addition, virtually all assets of the Company have been granted as collateral to the Loan and Security Agreement, except for certain assets of Laclede Chain Manufacturing Company. As of November 30, 2000 the Company had unused availability under the DIP Facility of approximately $4.1 million. The Company's DIP Facility is scheduled to terminate on December 31, 2000.

      The Company is seeking financing to replace the DIP Facility and provide additional liquidity upon exit from bankruptcy ("exit financing"). A non-binding commitment letter has been signed, but additional lenders must be secured before the loan can be agreed to. At this time there can be no assurance that such financing will be available. In the event such exit financing cannot be secured, the Company may not be able to successfully reorganize.

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

      The Company's continued existence is dependent on its ability to achieve future profitable operations, the assumption of the Company's obligations under its defined benefit plans by the PBGC, continued compliance with all debt covenants under the DIP Facility, and obtaining exit financing. The uncertainty related to these matters and the Company's bankruptcy status raise substantial doubt about its ability to continue as a going concern.


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

      Wire products include high and low carbon wire, oil tempered wire used for mechanical springs, overhead door springs, automotive suspension and brake springs, and annealed wire and rod. The Company has entered into an agreement for the sale of the assets of its wire products subsidiary, Laclede Mid America, Inc., to Leggett & Platt Incorporated. (See NOTE 13.)

3.    CHANGE IN FISCAL YEAR

      Effective September 30, 1998 the Company changed its year-end from December 31 to September 30. The consolidated statements of operations and comprehensive income (loss), stockholders' deficit, and cash flows are presented for the fiscal year ended September 30, 2000 and 1999 and the nine-month transition period ended September 30, 1998.

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

      PER SHARE DATA AND PREFERRED STOCK DIVIDENDS - Per share amounts for the fiscal year ended September 30, 2000 and 1999 and the nine-month transition period ended September 30, 1998 have been calculated based on weighted average shares outstanding of 4,056,140. Net loss per common share was computed by dividing the net loss, after deducting convertible preferred dividend requirements $62,000 in 1999 and $281,000 in 1998 by the weighted average shares outstanding.

      Per share amounts do not reflect the impact of additional shares of the convertible preferred stock of 1,954,168 as to do so would be antidilutive.

      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS - Trade accounts receivable, trade accounts payable and accrued liabilities are financial instruments for which the carrying value approximates fair value because of the short-term maturity of these instruments. The Company's debt approximates fair market value due to the interest rates approximating current market rates for similar instruments. As a result of the Company's Chapter 11 filing, a limited market has developed for the trading of financial instruments included as liabilities subject to compromise. Since the market for such claims against the Company under Chapter 11 is not well developed, no reliable source of market price is available.

      NEW ACCOUNTING PRONOUNCEMENTS - The Securities and Exchange Commission has recently issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. The Company has adopted SAB 101 and the effect on the financial statements is not material.

      In June 1998, The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. The Statement requires an entity to recognize all derivatives as either assets of liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for the Company's financial statements for the fiscal year ending September 30, 2001 in accordance with SFAS No. 137 which delayed the effective date of SFAS No. 133 by one year. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

5.    INCOME TAXES

      During the nine-month transition period ended September 30, 1998, significant operating losses caused management to no longer believe that operating income would be sufficient to realize the Company's tax benefits. Consequently, a valuation allowance of $72.5 million was recorded, of which $48.3 million was reflected in the provision for income taxes and the remaining amount was reflected as an adjustment to the minimum pension liability, reported as an increase of stockholder's deficit.

      Federal and state income taxes are associated with operating income
      (loss), as well as other comprehensive income (loss) (additional minimum pension liabilities). The Company's provision for (benefit from) income taxes for both statement of operations and other comprehensive income
      (loss) is as follows (in thousands):


                                                 Fiscal               Fiscal                  Nine-Month
                                                  Year                 Year               Transition Period
                                                  Ended                Ended                    Ended
                                              September 30,        September 30,            September 30,
                                                  2000                 1999                      1998
                                              -------------        -------------          -----------------
    STATEMENT OF OPERATIONS:
        Current and deferred tax benefit       $ (4,255)             $ (7,186)                 $(17,205)
    Valuation allowance                           4,480                 7,296                    48,345
                                               --------              --------                  --------

Total                                          $    225              $    110                  $ 31,140
                                               --------              --------                  --------

OTHER COMPREHENSIVE INCOME (LOSS):
   Current and deferred tax benefit               3,387                14,610                    (9,742)
   Valuation allowance                           (3,387)              (14,610)                   24,132)
                                               --------              --------                  --------

Total                                              --                    --                      14,390
                                               --------              --------                  --------

              TOTAL                            $    225              $    110                  $ 45,530
                                               ========              ========                  ========


    The provision for income taxes consists of the following (in thousands):


                                                                 Fiscal            Fiscal             Nine-Month
                                                                  Year              Year          Transition Period
                                                                  Ended             Ended               Ended
                                                              September 30,     September 30,       September 30,
                                                                  2000              1999                 1998

                                                              -------------     ------------      -----------------
Current state income tax provision                             $    225           $    110              $    130
                                                               --------           --------              --------

Deferred income tax benefit (exclusive of the
     effect of the valuation allowance)                          (4,480)            (7,296)              (17,335)

Increase in valuation allowance for deferred tax                  4,480              7,296                48,345
                                                               --------           --------              --------

Provision for income taxes                                     $    225           $    110              $ 31,140
                                                               ========           ========              ========

Deferred tax assets and liabilities are comprised of the following (in thousands):


                                                                      Fiscal           Fiscal
                                                                       Year             Year
                                                                       Ended            Ended
                                                                   September 30,    September 30,
                                                                       2000             1999
                                                                   -------------    -------------
Deferred tax assets:
  Pension liabilities                                                  $ 14,249         $ 15,311
  Postretirement medical benefits                                        25,883           26,838
  Net operating loss and alternative minimum tax carryovers              43,469           38,709
  Allowances on receivables                                                 883            1,083
  Other                                                                   2,959            4,791
                                                                       --------         --------
                       Total deferred tax assets                         87,443           86,732
                                                                       --------         --------

Deferred tax liabilities:
  Depreciation                                                          (21,187)         (21,569)
                                                                       --------         --------

Net deferred tax asset                                                   66,256           65,163
Valuation allowance                                                     (66,256)         (65,163)
                                                                       --------         --------

                       Net deferred tax asset                          $   --           $   --
                                                                       ========         ========



      In connection with the Alternative Minimum Tax Rules ("AMT"), the Company had available AMT credit carryforwards of approximately $2.5 million, which may be used indefinitely to reduce regular federal income taxes. Additionally, for regular tax purposes, the Company had available as of September 30, 2000, NOL carryforwards of approximately $107.8 million. These NOL carryforwards expire in various amounts from 2008 through 2020.

      During 1998 and 1999, the Company filed federal and state refund claims based upon the carryback of $27.6 million of specified liability losses under Section 172(f) of the Internal Revenue Code ("Code") from the tax years December 31, 1995 through September 30, 1998. The carryback claims, if fully recovered, would provide a current tax benefit of approximately $10.1 million, plus interest. In addition, if the carryback claims are fully recovered, the Company's regular tax NOL carryforwards would be reduced to approximately $80.2 million and additional deferred tax assets would be recharacterized from tax loss carryforwards to alternative minimum tax credit carryforwards. The Internal Revenue Service is currently examining the refund claims for the tax years ended December 31, 1995 through September 30, 1998. The Company and the Internal Revenue Service have reached a tentative resolution regarding the refund claims, subject to the Company's emergence from bankruptcy under Chapter 11, where the Company will be able to retain a significant portion of the cash refunds that the Company has received. The Company has not yet recognized any of the potential tax benefit because of the contingencies, principally the Company's emergence from bankruptcy under Chapter 11, inherent in the tentative resolution. There exists the potential that part or all of the refunds received by the Company (plus applicable interest) may be subject to recapture by the Internal Revenue Service. During the year ended September 30, 2000, the Company received refunds of $1.3 million in connection with the carryback claims.

      The applicable statutory federal income tax rate of 34% for the fiscal years ended September 30, 2000 and 1999, and the nine-month transition period ended September 30, 1998 is reconciled to the effective income tax rate as follows (in thousands):

                                                                      Fiscal              Fiscal               Nine-Month
                                                                       Year                Year                Transition
                                                                       Ended               Ended              Period Ended
                                                                   September 30,       September 30,         September 30,
                                                                       2000                 1999                  1998
                                                                   -------------       ------------          -------------
Federal income tax benefit computed at statutory tax rate            $ (4,066)          $ (7,223)             $(17,908)
Change in valuation allowance                                           4,480              7,296                48,345
State income taxes  net                                                   225                110                  --
Other                                                                    (414)               (73)                  703
                                                                     --------           --------              --------
Provision (benefit) for income taxes                                 $    225           $    110              $ 31,140
                                                                     ========           ========              ========



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

6.    DEBT

      The components of the Company's debt are as follows (in thousands):


                                              September 30
                                             ------------------
                                               2000      1999
                                             -------   --------
SECURED DEBT:
Bank Loan and Security Agreement:
   Revolving Loan                            $52,267   $55,221
   Term Loan                                   4,087     6,656
                                             -------   -------
                                              56,354    61,877

UNSECURED AND UNDERSECURED DEBT:
Solid Waste Disposal Revenue Bonds:
   8.375% Bonds                                5,905     5,905
   8.500% Bonds                                9,430     9,430

8% Pollution Control Revenue Bonds             8,040     8,040

8% Industrial development Revenue Bonds          615       615

Notes payable                                  2,000     2,000
                                             -------   -------

           Total Debt                         82,344    87,867

Less:  Debt Classified as Current             56,354    61,877
                                              ------    ------

Unsecured and Undersecured Debt
       Classified as Subject to Compromise   $25,990   $25,990
                                             =======   =======



      SECURED DEBT - Prior to 1999, the Company had a Loan and Security Agreement with its banks, which had been amended and restated to provide a total credit facility, subject to a borrowing base formula, of up to $85.0 million and a term loan of $7.6 million. Under the terms of the Loan and Security Agreement, the Company granted security interests in accounts receivable and inventory to the participating banks. The Term Loan was secured by certain plant and equipment.

      In connection with the Company's bankruptcy filing, the Bankruptcy Court authorized the Company to borrow funds under an amended and restated Loan and Security Agreement (the "DIP Facility"). The DIP Facility provides for revolving credit based on eligible accounts receivable and inventory similar to the previous Loan and Security Agreement. At September 30, 1999 and 2000 the Company had approximately $61.9 million and $56.4 million, respectively, outstanding under the facility. In connection with an amendment to the DIP Facility the termination date has been extended to December 31, 2000. As of September 30, 2000 the Company had unused availability under the DIP Facility of approximately $3.5 million.

      The Company is seeking financing to replace the DIP Facility and provide additional liquidity upon exit from bankruptcy. However, at this time there can be no assurance that such financing will be available. In the event such exit financing cannot be secured, the Company may not be able to successfully reorganize.

      Interest is payable monthly on postpetition revolving loans which bear interest, at the Company's option, at a floating rate (which is based on 2% plus the Bank of America reference rate ("Prime") or a Eurodollar rate at the Company's option) which was approximately 11% at September 30, 2000.

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

      UNSECURED AND UNDERSECURED DEBT - As part of the modifications to the Loan and Security Agreement in existence at September 30, 1998, the Company received in 1997 the approval of parties to the Solid Waste Revenue Bonds to eliminate certain negative financial covenants contained therein and to substitute certain collateral. Subsequent to that substitution, the only remaining negative financial covenant with respect to the Solid Waste Revenue Bonds is that the Company may not without the prior written consent of the Issuer of the Bonds (i) borrow from its subsidiary, Laclede Chain Manufacturing Company, or (ii) take cash advances from Laclede Chain Manufacturing Company, except to the extent that the aggregate principal amount of all such borrowings and cash advances at any one time do not exceed $7,000,000. Collateral granted to the Trustee of the Solid Waste Revenue Bonds for the benefit of the bondholders consists of (i) all of the issued and outstanding shares of Laclede Chain Manufacturing Company and (ii) all of Laclede Chain Manufacturing Company's machinery and equipment now owned or thereafter acquired.

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

      The Company was party to a Paying Agent Agreement in which the Paying Agent assisted the Company in purchasing certain raw material. The terms of this agreement required the Company to pay a commission of 1.5% on all purchases plus a fee on the invoice amount. Amounts purchased under this agreement were included in accounts payable subject to compromise and amounted to $9,877,000 as of September 30, 2000 and 1999. As of September 30, 1998, the Paying Agent has terminated this agreement.

      In accordance with the Bankruptcy Code and AICPA Position 90-7 the Company has not accrued interest on Unsecured and Undersecured Debt since the bankruptcy filing on November 30, 1998.

      At September 30, 2000 and 1999 all unsecured and undersecured outstanding debt of the Company is subject to compromise. In accordance with the Plan of Reorganization outstanding debt secured by assets of the Company will be unaffected. Unsecured debt holders will receive their pro rata share of new common stock of the reorganized Company.

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

      As a result of its filing under Chapter 11 on November 30, 1998, the Company is not permitted to make contributions to the pension plans related to prepetition liabilities. Due to the size of the underfunding of the hourly and salaried pension plans, the Company expects the plans will be terminated and the pension obligations assumed by the PBGC. Accordingly, in accordance with SFAS No. 88, due to the probability of plan terminations the Company has recorded a curtailment loss of approximately $11.7 million in fiscal 1999, representing prior service costs and unamortized transition obligations (See Note 8). The Company continues to record the periodic pension costs as set forth in SFAS No. 87, of which $4.9 million in 2000 and $6.2 million in 1999 is in excess of current service cost. Neither the amounts recorded as curtailment loss or periodic pension cost in excess of current service costs for the hourly and salaried plans will be funded because of the expected plan terminations.

      The components of net periodic pension cost are as follows (in thousands):


                                               Fiscal                   Fiscal            Nine-Month Transition
                                                Year                     Year                    Period
                                               Ended                    Ended                     Ended
                                         September 30, 2000       September 30, 1999       September 30, 1998
                                         ------------------       ------------------      ---------------------
Service cost                              $  1,206                   $  1,462                    $  1,265
Interest cost on projected benefit
    obligation                              13,208                     12,812                      10,184
Expected return on plan assets             (10,417)                   (10,853)                     (8,778)
Net amortization of:
    Unrecognized transition net (asset)
         or obligation                        (229)                        62                       1,398
    Unrecognized net loss                    2,351                      3,906                       2,456
    Unrecognized prior service costs             2                        239                       1,255
                                          --------                   --------                    --------

Net periodic pension cost                    6,121                      7,628                       7,780
Settlement and curtailment losses
     recognized                               --                       11,738                       5,813
                                          --------                   --------                    --------
       Total net periodic pension cost    $  6,121                   $ 19,366                    $ 13,593
                                          ========                   ========                    ========



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

      The projected benefit obligations at September 30, 2000 and 1999 were determined using assumed discount rates of 8.0% and 7.75%, respectively. For all plans other than the Laclede Hourly Employees Pension Plan, the average assumed rate of increase in compensation levels was 2% for all years. Reflecting the Labor Agreement for Alton hourly employees, a 1% rate of increase in compensation was assumed for all years for such plan. The weighted average assumed long-term rate of return on the market-related value of plan assets was 10% for all years.

      A summary of the funded status and changes in the funded status of the Plans, is as follows (in thousands):


                                                                     Fiscal               Fiscal
                                                                      Year                 Year
                                                                      Ended                Ended
                                                                  September 30,        September 30,
                                                                      2000                 1999
                                                                  -------------        -------------
Change in benefit obligation:
    Benefit obligation at beginning of period                      $ 175,928           $ 195,974
    Service cost                                                       1,206               1,462
    Interest cost                                                     13,208              12,812
    Actuarial losses (gains)                                           2,153             (10,239)
    Benefits paid                                                    (22,621)            (24,081)
                                                                   ---------           ---------
             Benefit obligation at end of period                   $ 169,874           $ 175,928
                                                                   =========           =========

Change in plan assets:
    Fair value of plan assets at beginning of period               $ 134,412           $ 123,035
    Actual return (loss) on plan assets                               34,350              34,858
    Employer contribution                                               --                   600
    Benefits paid                                                    (22,621)            (24,081)
                                                                   ---------           ---------
             Fair value of plan assets at end of period            $ 146,141           $ 134,412
                                                                   =========           =========

Funded status                                                      $ (23,734)          $ (41,515)
Unrecognized net transition obligation (asset)                          (295)               (525)
Unrecognized actuarial loss                                            2,675              26,806
Unrecognized prior service cost                                            4                   5
                                                                   ---------           ---------
              Net amount recognized                                $ (21,350)          $ (15,229)
                                                                   =========           =========

Amounts recognized in the consolidated balance sheet consist of:
    Prepaid pension cost (reflected in other non-
    current assets)                                                $    --             $      49
    Accrued benefit liability                                        (37,496)            (40,341)
    Intangible asset                                                    --                     5
    Accumulated other comprehensive income                            16,146              25,058
                                                                   ---------           ---------
              Net amount recognized                                $ (21,350)          $ (15,229)
                                                                   =========           =========



      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $169.7 million, $169.5 million, and $146.0 million, respectively, as of September 30, 2000 and $174.9 million, $173.5 million and $133.2 million, respectively, as of September 30, 1999.

      In accordance with SFAS No. 87, the Company has recorded an additional minimum pension liability for underfunded plans of $16.1 million at September 30, 2000 and $25.1 million at September 30, 1999, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The reduction in minimum pension liability at September 30, 2000 from September 30, 1999 is primarily due to investment performance of plan assets, with the actual return on assets substantially exceeding the assumed rate of return. The increase in the assumed discount rate used to determine the accumulated benefit obligation from 7.75% to 8.0% also caused a reduction in the minimum pension liability.

      The minimum pension liability is recognized as an intangible asset except to the extent that these additional liabilities exceed related unrecognized prior service cost and net transition obligation, in which case the increase in liabilities is charged directly to stockholders' equity (deficit). This charge amounted to $16.1 million at September 30, 2000. As of September 30, 1999, $25.1 million of the excess minimum pension liability resulted in a charge to equity. A valuation allowance for the corresponding deferred tax asset resulting from the additional minimum liability is recorded as it does not appear likely that the deferred tax assets will be realized under present circumstances (See Note
      5).

      PROFIT SHARING PLAN - The Company maintains defined contribution profit sharing 401(k) plans covering a majority of its salaried employees. In 1996 the Plan was amended to provide for a minimum Company matching contribution regardless of the level of Company profitability. Company contributions for the years ended September 30, 2000 and 1999 amounted to $331,000 and $209,000, respectively and for the nine-month transition period ended September 30, 1998 amounted to $326,000. There is also a plan covering the collective bargaining agreement employees, which does not have a match.

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

      The components of net periodic postretirement medical benefit costs are as follows (in thousands):


                                                  Fiscal                  Fiscal             Nine-Month
                                                   Year                    Year              Transition
                                                   Ended                  Ended             Period Ended
                                               September 30,          September 30,        September 30,
                                                   2000                    1999                 1998
                                               -------------          -------------        --------------
Service cost                                     $   356                 $   473               $   327
Interest cost                                      3,875                   3,712                 2,872
Amortization of unrecognized prior service
   credits                                        (1,721)                   (960)                 (719)
Amortization of unrecognized net gain               (404)                   (699)                 (599)
                                                 -------                 -------               -------
                  Net periodic costs             $ 2,106                 $ 2,526               $ 1,881
                                                 =======                 =======               =======

      A summary of the changes in the status of the plans is as follows (in thousands):


                                                                Fiscal                  Fiscal
                                                                 Year                    Year
                                                                Ended                   Ended
                                                             September 30,           September 30,
                                                                 2000                      1999
                                                             -------------           -------------
Benefit obligations at beginning of period                     $ 56,404                 $ 57,607
Service cost                                                        356                      473
Interest cost                                                     3,875                    3,712
Actuarial (gains) losses                                          5,239                      (35)
New prior service credit base due to a negative plan amendment   (9,592)                    --
Benefits paid                                                    (4,619)                  (5,353)
                                                               --------                 --------

             Benefit obligations at end of period              $ 51,663                 $ 56,404
                                                               ========                 ========

Funded status                                                  $(51,663)                $(56,404)
Unrecognized actuarial gain                                      (2,413)                  (8,056)
Unrecognized prior service credit                               (14,037)                  (6,166)
                                                               --------                 --------

Accrued post-retirement benefit obligation                     $(68,113)                $(70,626)
                                                               ========                 ========



      The assumed discount rates used to measure the accumulated postretirement benefit obligation were 8.0% at September 30, 2000 and 7.75% at September 30, 1999. The assumed future health care cost trend rate for the September 30, 2000 calculation was 6.58% gradually declining over a four-year period to 4.25% and for the September 30, 1999 calculation was 6.36% gradually declining over a five-year period to 3.25%. A one percentage point increase in the health care trend rates would have increased the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $423,000 for the year ended September 30, 2000, $517,000 for the year ended September 30, 1999 and $444,000 for the nine-month transition period ended September 30, 1998, and would have increased the accumulated postretirement benefit obligation by $5.5 million as of September 30, 2000 and 1999.

      The new prior service credit base reflects the effect of changes in the hourly and salaried retiree healthcare benefits premium structure, a negative plan amendment, which was implemented on May 1, 2000.

      A one percentage point decrease in the health care trend rates would have decreased the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $355,000 in 2000, $460,000 for 1999 and $390,000 for the nine-month transition period ended September 30, 1998, and would have decreased the accumulated postretirement benefit obligation by $4.7 million as of September 30, 2000 and by $5.0 million as of September 30, 1999.

8.    ASSET IMPAIRMENT, OTHER CHARGES AND CREDITS  (In Thousands)


                                                     Fiscal                   Fiscal                Nine-Month
                                                      Year                     Year                 Transition
                                                     Ended                     Ended               Period Ended
                                                 September 30,             September 30,           September 30,
                                                     2000                       1999                   1998
                                                 -------------             -------------           ------------
Gain on Involuntary Conversion                   $ (3,823)                   $   --                  $   --
Sale of Memphis, Tennessee Facility                  (254)                       --                      --
Sale of Madison, Illinois Facility                   (373)                       --                      --
Lawsuit Settlement                                   --                        (4,561)                   --
Curtailment Loss - Pension (See Note 7)              --                        11,738                    --
Impairment Loss
 - HTMR Facility                                     --                          --                    15,362
 - Memphis Plant                                     --                          --                     4,650
Executive Retirements and Other                                                                         7,634
                                                 --------                    --------                --------
                                                 $ (4,450)                   $  7,177                $ 27,646
                                                 ========                    ========                ========


      On March 31, 2000, a structural failure occurred at the Company's Melt Shop at its Alton Plant. While the operating furnace and most of the related equipment were not damaged, a small portion of the building and ductwork were damaged. In addition, furnace dust, which is regulated as hazardous waste, escaped from collapsed ductwork, but was confined to the site.

      As a result of this accident, steel production at the Alton Plant was suspended until July 23, 2000 when furnace operations resumed. The suspension of operations affected only the steel production facilities at the Alton Plant. All other operations, including finishing operations at the Alton Plant, utilized existing semi-finished and finished inventories. In addition, the Company purchased semi-finished steel to support its bar and pipe operations.

      The Company has settled its insurance claim with respect to the accident for $27.5 million. The insurance recovery includes reimbursement for property damage, business interruption, and environmental clean-up costs. The Company recognized a gain of $700 thousand as a result of the property loss portion of the claims. The company also recognized a gain of approximately $3.1 million related to business interruption.

      In July 2000, the Company sold the remaining portion of its Memphis, Tennessee facility for $754,000 which resulted in a gain of $254,000. In December 1999, the Company sold its Madison, Illinois facility for $621,000 which resulted in a gain of $373,000.

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

      In June 1998, management implemented its program to consolidate the wire operations at its Fremont facility and to shut down the Memphis Wire Plant. In connection with the shut down, the Company recorded a charge of approximately $6.0 million of which $4.6 million is reflected in the accompanying consolidated statements of operations as asset impairments and other charges. The impairment loss on property, plant and equipment reflects the difference between the carrying value at the time of write-off of approximately $6.3 million and an estimated fair value less costs to sell of approximately $2.2 million. Operations have ceased and the majority of the assets were sold. Net proceeds of approximately $2.0 million were received in connection with such sales. Also included in the charge is $0.5 million relating to the write-off of goodwill associated with this operation. The remaining write-off associated with the closing of the Memphis Wire Plant of approximately $1.4 million relates to inventory losses and termination shutdown costs incurred which have been reflected in cost of products sold.

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

9.    COMMITMENTS AND CONTINGENCIES:

      The Company has operating leases for office space and certain equipment through 2007. Future minimum lease commitments required under these leases are as follows (in thousands):


                                     Lease
                                  Commitments
                          ------------------------------
                          2001                  $  3,285
                          2002                     1,017
                          2003                       782
                          2004                       765
                          2005                       361
                          Thereafter                 577
                                                --------
                          TOTAL                 $  6,787
                                                ========



      Rent expense under all leases in 2000, 1999, and 1998 was $4.6 million, $5.2 million, and $4.9 million, respectively. In connection with its reorganization under the Bankruptcy Code, the Company rejected its lease for space for corporate offices in the Metropolitan Square Building and now leases space at 440 North Fourth Street in downtown St. Louis under a lease expiring on November 30, 2001, with an option to extend to November 30, 2004. A decision with respect to the assumption, rejection or assignment of other leases in accordance with the Bankruptcy Code has not as yet been made by the Company.

      There are various claims pending involving the Company with respect to environmental, hazardous substances, product liability and other matters arising out of the routine conduct of the business. The Company believes the ultimate disposition of such matters will not materially affect its financial position or results of operations. Such claims which arose prior to November 30, 1998 are subject to automatic stay of Bankruptcy Code and, if applicable, will be settled in accordance with the terms of the Plan of Reorganization.

      In August 2000 the Company's hourly work force at the Alton and Vandalia Plants ratified a modification to the Labor Agreement previously negotiated with the United Steelworkers of America, which includes the shutdown of the Alton Pipe and Skelp Mills and permits the Company to consolidate its pipe-making operations at its Fairless Hills plant. This consolidation of operations, which will affect approximately 100 hourly employees at the Alton Plant, will be completed in December 2000. The agreement of the United Steelworkers of America (USWA) to the permanent shut down of the Alton Pipe and Skelp Mills is contingent upon the Company successfully implementing its Plan of Reorganization and exiting bankruptcy.

      The Company has filed claims for refunds for its tax years 1995, 1996 and 1998 with respect to the allowance of the carry-back of certain expenses over a period of ten (10) years. The Internal Revenue Service has informed the Company that it disputes such claims. The Company and the Internal Revenue Service have settled this dispute, subject to the entry of an order by the Bankruptcy Court confirming the Plan of Reorganization and acceptance of the settlement by the Joint Congressional Committee on Internal Revenue Taxation. If either of these events do not occur, then such settlement would be ineffective and the parties would have the rights available to them prior to the settlement. In such case, the Company would owe a material amount of taxes and interest to the Internal Revenue Service.

10.   PREFERRED STOCK

      In July 1996, the Company issued 416,667 shares of Series A 6% convertible preferred stock to Ivaco Inc. and the executive officers of the Company for $6,090,000, after expenses. This transaction resulted in an increase in capital in excess of par value of $6,007,000. On October 28, 1996, at a special meeting of the stockholders, an amendment was approved to the Company's Certificate of Incorporation which reduced the par value of each share of common stock from $13.33 per share to $.01 per share and increased the number of authorized common stock shares from 5,000,000 shares to 25,000,000 shares. The stockholders also approved the recapitalization of the Company's Series A 6% preferred stock. At such time each share of the preferred stock became convertible into common stock at the option of the holder at a conversion price of $3.20 into
      4.69 shares of common stock. In the event of voluntary or involuntary liquidation of the Company, the holders of shares of Series A Preferred Stock are entitled to receive liquidating distributions in the amount of $15.00 per share plus accrued and unpaid dividends (which total $875,000 or $2.10 per share) before payment is made to holders of common stock. The Company has not accrued dividends on the preferred stock since the bankruptcy filing. As of September 30, 2000 and 1999, Birmingham Steel and Ivaco, Inc. each owned approximately 44% of the issued shares of convertible preferred stock.

11.   RELATED PARTY TRANSACTIONS

      The Company has transactions in the normal course of business with Ivaco Inc. or affiliated companies. As of September 30, 2000 Ivaco Inc. owned approximately 25% of the Company's outstanding common stock. For the year ended September 30, 2000 and 1999 the Company purchased rods at market prices totaling $1,995,200 and $2,979,000 respectively, from affiliates of Ivaco. Prior to January 1, 1998, the Company was self-insured for workers' compensation liabilities. Ivaco Inc. issued a $4.0 million guaranty bond covering such liabilities.

      The Company also has transactions in the normal course of business with Birmingham Steel or affiliated companies. As of September 30, 2000 Birmingham Steel beneficially owned approximately 25% of the Company's outstanding common stock. In 1999 the Company purchased rods and participated in rod conversion arrangements with affiliates of Birmingham Steel at market prices, which totaled $6,346,000. In 2000 such purchases totaled $3,039,445.

12.   INFORMATION BY PRODUCT LINE

      The Company operates in one business segment as a manufacturer of carbon and alloy steel products. Its primary product lines consist of pipe and tubular products, wire, hot rolled bars and welded chain sold predominantly in the United States. The following table presents, for the periods indicated, the Company's revenue by product class (in thousands):


                             Fiscal                   Fiscal          Nine-Month Transition
                           Year Ended               Year Ended             Period Ended
                       September 30, 2000       September 30, 1999      September 30, 1998
                       ------------------       ------------------    ---------------------
Pipe And tubular           $ 82,306                 $ 83,045               $ 82,463
Hot Rolled                   79,861                   99,198                102,207
Wire                         26,953                   26,788                 27,410
Chain                        25,495                   32,551                 20,209
                           --------                 --------               --------
       Total               $214,615                 $241,582               $232,289
                           ========                 ========               ========

13.   SALE OF LACLEDE MID AMERICA, INC.

      The Company has entered into an agreement with Leggett & Platt Incorporated for the sale of the assets of Laclede Mid America for $24.5 million plus the assumption of certain post petition ordinary course of business liabilities. The net proceeds received from the sale of the assets of Laclede Mid America will be used for the benefit of Laclede's future liquidity needs. As a result of the proposed sale, the Company expects to record a gain in the period in which the purchase is consummated. The purchase price is subject to adjustments in certain circumstances. The Company believes the sale to Leggett & Platt, Inc. will be consummated before December 31, 2000. Of the purchase price, $300 thousand will be held back for one year following closing pending resolution of the final purchase price.

14.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The results of operations by quarter for 2000 and 1999 were as follows (in thousands, except per share data):


                                                  2000
                              --------------------------------------------
                               DEC 31      MAR 31      JUN 30      SEP 30
                              --------    --------    --------    --------
Net sales                     $ 59,409    $ 58,040    $ 49,729    $ 47,437
Cost of products sold           56,554      55,258      49,923      44,695
                              --------    --------    --------    --------
Net sales less cost of
products sold                 $  2,856    $  2,782    $   (193)   $  2,743
                              ========    ========    ========    ========
Net loss                      $ (4,217)   $ (3,996)   $ (1,784)   $ (2,188)
                              ========    ========    ========    ========
Basic and fully diluted net
loss
per share                     $  (1.04)   $  (0.98)   $   (.44)   $  (0.54)
                              ========    ========    ========    ========



                                                  1999
                              --------------------------------------------
                               DEC 31      MAR 31      JUN 30      SEP 30
                              --------    --------    --------    --------
Net sales                     $ 68,108    $ 59,901    $ 56,354    $ 57,219
Cost of products sold           62,953      54,434      52,117      55,449
                              --------    --------    --------    --------
Net sales less cost of
products sold                 $  5,155    $  5,467    $  4,237    $  1,770
                              ========    ========    ========    ========
Net loss                      $(12,956)   $ (2,428)   $ (2,982)   $ (2,987)
                              ========    ========    ========    ========
Basic and fully diluted net
loss
per share                     $  (3.21)   $  (0.60)   $  (0.73)   $  (0.74)
                              ========    ========    ========    ========


INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Laclede Steel Company and Chapter 11
Trustee of Laclede Steel Company:


We have audited the accompanying consolidated balance sheets of Laclede Steel Company and Subsidiaries (Debtors-in-Possession) as of September 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit and cash flows for the years ended September 30, 2000 and 1999 and the nine month transition period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Laclede Steel Company and Subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for the years ended September 30, 2000 and 1999 and the nine month transition period ended September 30, 1998, in conformity accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's bankruptcy filing, recurring losses, and capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.




Deloitte & Touche LLP


St. Louis, Missouri
December 12, 2000

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


December 14, 2000                               /s/ David A. Higbee
---------------------------------              ---------------------------------
      Date                                             David A. Higbee
                                                          President
                                                Principal Executive Officer



December 12, 2000                               /s/ Michael H. Lane
---------------------------------              ---------------------------------
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


December 14, 2000                              /s/ Wayne P. E. Mang
---------------------------------              ---------------------------------
      Date                                             Wayne P. E. Mang
                                                     Chairman of the Board


December 14, 2000                              /s/ Philip R. Morgan
---------------------------------              ---------------------------------
      Date                                             Philip R. Morgan
                                                            Director


December 14, 2000                              /s/ Robert H. Quenon
---------------------------------              ---------------------------------
      Date                                           Robert H. Quenon
                                                         Director



December 14, 2000                              /s/ George H. Walker III
---------------------------------              ---------------------------------
      Date                                           George H. Walker III
                                                           Director