Form 10-Q
period 2000-12-31
LACLEDE STEEL CO /DE/
filed 2001-02-20
CIK 57187

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                              LACLEDE STEEL COMPANY
                 ----------------------------------------------


For the Quarter Ended  DECEMBER 31, 2000     Commission File Number   0-3855
                     ---------------------                         -------------

                   DELAWARE                                   43-0368310
----------------------------------------------        --------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                  Identification Number)


             440 NORTH 4TH STREET
                  SUITE 300
             ST. LOUIS, MISSOURI                                63102
----------------------------------------------        --------------------------
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

Yes        [X]

No         [ ]


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes   X         No
                           --------        --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         At December 31, 2000, the number of shares deemed issued of the registrant's common stock was 3,495,000 shares of Class A, par value $.01 and one share of Class B, par value $.01.

                        PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)



                                                                                 Pre-Confirmation
                                                                                Three Months Ended
                                                                                   December 31,
                                                                         ----------------------------------
                                                                               2000               1999
                                                                         ---------------    ---------------

Net sales                                                                $        51,008    $        59,409
                                                                         ---------------    ---------------
Costs and expenses:

     Cost of products sold                                                        49,903             56,553
     Selling, general and administrative expenses                                  2,733              2,930
     Depreciation                                                                  1,392              1,505
     Interest expense (contractual interest -- $2,130 in 2000
          and $2,113 in 1999.)                                                     1,583              1,569
     Other credits                                                                (2,427)              (373)
                                                                         ---------------    ---------------
          Total costs and expenses                                                53,184             62,184
                                                                         ---------------    ---------------

Restructuring and reorganization costs                                            13,670              1,466
                                                                         ---------------    ---------------
Loss before income taxes, extraordinary item and
    fresh start adjustments                                                      (15,846)            (4,241)

Credit for income taxes                                                           (7,603)               (25)
                                                                         ---------------    ---------------

Loss before extraordinary item and fresh
    start adjustments                                                             (8,243)            (4,216)

Extraordinary item -- debt forgiveness                                            73,819                 --

Fresh start adjustments                                                            7,537                 --
                                                                         ---------------    ---------------
Net earnings (loss)                                                      $        73,113    $        (4,216)
                                                                         ===============    ===============
Net earnings (loss) per share *                                          $         18.03    $         (1.04)
                                                                         ===============    ===============


* Based on shares outstanding prior to reorganization of 4,056,140.

See notes to the unaudited Consolidated Financial Statements

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In Thousands)


                                                 As Reorganized   Pre-Confirmation
                                                    Dec. 31,         Sep. 30,
                                                      2000             2000
                                                ---------------   ---------------

Current Assets:
    Cash and cash equivalents                   $           195   $           205
    Accounts receivable, less allowances                 29,927            28,739
    Prepaid expenses                                      1,511             4,559
    Inventories:
        Finished                                         31,260            35,385
        Semi-finished                                     6,738             9,407
        Raw materials                                     2,876             3,931
        Supplies                                          1,088            11,150
                                                ---------------   ---------------
        Total inventories                                41,962            59,873
                                                ---------------   ---------------

            Total Current Assets                         73,595            93,376
                                                ---------------   ---------------

Non-Current Assets                                        1,175             6,539
                                                ---------------   ---------------

Reorganization Value in Excess
    of Identifiable Assets                               22,327                --
                                                ---------------   ---------------

Plant and Equipment                                      38,290           221,233
    Less - accumulated depreciation                          --           139,051
                                                ---------------   ---------------
            Net Plant and Equipment                      38,290            82,182
                                                ---------------   ---------------

Total Assets                                    $       135,387   $       182,097
                                                ===============   ===============



See notes to the unaudited Consolidated Financial Statements

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                    As Reorganized   Pre-Confirmation
                                                                        Dec. 31         Sep. 30,
                                                                          2000            2000
                                                                    --------------   ---------------

Current Liabilities:
    Accounts payable                                                $       13,638   $       14,149
    Accrued compensation                                                     3,311            4,310
    Current portion of long term debt                                        1,675           56,354
    Other                                                                    3,737            4,059
                                                                    --------------   --------------
            Total Current Liabilities                                       22,361           78,872
                                                                    --------------   --------------

Non-Current Liabilities
    Accrued postretirement medical benefits                                 51,663               --
    Accrued costs of pension plans                                           2,309               --
    Other                                                                      756            7,771
                                                                    --------------   --------------
            Total Non-Current Liabilities                                   54,728            7,771
                                                                    --------------   --------------

Long Term Debt                                                              45,798               --
                                                                    --------------   --------------

Liabilities Subject to Compromise
    Accounts payable -- prepetition                                             --           50,220
    Accrued postretirement medical benefits                                     --           68,113
    Accrued costs of pension plans                                              --           37,496
    Long term debt                                                              --           25,990
    Other                                                                       --            2,894
                                                                    --------------   --------------
           Total Liabilities Subject to Compromise                              --          184,713
                                                                    --------------   --------------

Stockholders' Equity (Deficit):
    Preferred stock, no par value, authorized 2,000,000
      shares; issued and outstanding 416,667 shares                             --               83
    Common stock, $0.01 par value, authorized 25,000,000
      shares; issued and outstanding prior to reorganization                    --               41
      4,056,140 shares
    Common stock, $0.01 par value, authorized
      8,000,000 shares; 3,495,000 shares deemed                                 35               --
      outstanding
    Capital in excess of par value                                          12,465           59,420
    Accumulated deficit                                                         --         (132,657)
    Minimum pension liability adjustment                                        --          (16,146)
                                                                    --------------   --------------
            Total Stockholders' Equity (Deficit)                            12,500          (89,259)
                                                                    --------------   --------------

Total Liabilities and Stockholders' Equity (Deficit)                $      135,387   $      182,097
                                                                    ==============   ==============


See notes to the unaudited Consolidated Financial Statements

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                                 Pre-Confirmation
                                                                         Three Months Ended December 31,
                                                                         --------------------------------
                                                                              2000              1999
                                                                         --------------    --------------

Cash flows from operating activities:
     Net income (loss)                                                   $       73,113    $       (4,216)
     Adjustments to reconcile net loss to
        net cash provided by (used in) operating activities:
          Depreciation                                                            1,392             1,505
          Income taxes                                                           (7,603)               --
          Gain on sale of facility                                               (2,427)             (373)
          Restructuring and reorganization costs                                 13,670             1,466
          Extraordinary gain - debt forgiveness                                 (73,819)               --
          Fresh start adjustments                                                (7,537)               --

     Changes in assets and liabilities that provided (used) cash:
          Accounts receivable                                                    (4,756)            4,745
          Inventories                                                             3,710            (2,525)
          Accounts payable and accrued expenses                                  (3,695)            2,214
          Accrued pension cost                                                    1,682             1,919
          Accrued postretirement medical benefits                                  (355)             (367)
          Other assets and liabilities                                            3,712             1,334
                                                                         --------------    --------------
     Net cash provided by (used in) operating activities
        before reorganization Items                                              (2,913)            5,702

Operating Cash Flow from Reorganization Items --
     Bankruptcy related items                                                    (1,366)             (377)
                                                                         --------------    --------------
     Net cash provided by (used in) operating activities                         (4,279)            5,325
                                                                         --------------    --------------

Cash flows used in investing activities:
     Capital expenditures                                                        (2,462)           (1,196)
     Net proceeds from sale of assets                                            23,325               621
                                                                         --------------    --------------
     Net cash provided by (used in) investing activities                         20,863              (575)
                                                                         --------------    --------------

Cash flows from financing activities:
     Net repayments under prior bank facility                                   (56,407)           (4,750)
     Cash proceeds from new credit facility                                      39,841                --
     Increase in notes payable                                                      385                --
     Payment of financing costs                                                    (413)               --
                                                                         --------------    --------------
     Net cash used in financing activities                                      (16,594)           (4,750)
                                                                         --------------    --------------

Cash and cash equivalents:
     Net increase (decrease) during the period                                      (10)               --
     At beginning of year                                                           205               205
                                                                         --------------    --------------
     At end of period                                                    $          195    $          205
                                                                         ==============    ==============



See notes to the unaudited Consolidated Financial Statements.

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In Thousands)


                                                                   CAPITAL IN                  MINIMUM
                                         PREFERRED     COMMON      EXCESS OF    ACCUMULATED    PENSION
                                           STOCK        STOCK      PAR VALUE     DEFICIT       LIABILITY      TOTAL
                                         ---------    ---------    ---------    -----------    ---------    ---------

October 1, 2000                          $      83    $      41    $  59,420    $  (132,657)   $ (16,146)   $ (89,259)

Net Loss Before Extraordinary Item
  and Fresh Start Adjustments                   --           --           --         (8,243)          --       (8,243)

Debt Forgiveness                                --           35       12,465         73,819       16,146      102,465

Fresh Start Adjustments                        (83)         (41)     (59,420)        67,081           --        7,537
                                         ---------    ---------    ---------    -----------    ---------    ---------

December 31, 2000                        $      --    $      35    $  12,465    $        --    $      --    $  12,500
                                         =========    =========    =========    ===========    =========    =========



See notes to the unaudited Consolidated Financial Statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 1:  RESTRUCTURING AND REORGANIZATION

On November 30, 1998, Laclede Steel Company and Subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and operated its business as a debtor-in-possession under the supervision of the Bankruptcy Court from November 30, 1998 to December 29, 2000. On December 15, 2000, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (Plan). The Company emerged from Chapter 11 on December 29, 2000 (for financial reporting purposes, the effective date is December 31, 2000).

Under the terms of the Plan all of the Company's previously outstanding preferred and common stock has been cancelled. The Company's hourly and salaried pension plans have been terminated, and the obligations have been assumed by the Pension Benefit Guaranty Corporation (PBGC). New replacement plans have been established effective January 1, 2001. The PBGC will receive new common stock, making it the Company's largest stockholder. Other unsecured creditors will also receive new common stock.

Company employees will be issued common stock in accordance with the terms of a new Labor Agreement, negotiated with the United Steelworkers of America (USWA). Such common stock, totaling 625,000 shares, will be issued to an Employee Stock Ownership Plan in three annual increments of 208,333 shares commencing December 31, 2001. USWA employees will also be granted options to purchase 600,000 shares as of December 31, 2001. The Plan also allows for issuance of approximately 250,000 shares to certain management employees.

Liabilities Subject to Compromise:

The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings as of December 31, 2000 are identified below (Millions of Dollars):


                                                  Pre-Confirmation    Post Confirmation*
                                                  ----------------    ------------------

Accounts payable and accrued expenses                $      52.5           $       --
Accrued costs of pension plans                              39.2                  2.3
Long-term debt                                              25.4                  6.7
Accrued post-retirement medical benefits                    67.8                 51.7
                                                     -----------           ----------

                                                     $     184.9           $     60.7
                                                     ===========           ==========

*Reclassified in Post Confirmation Balance Sheet

Accounts payable and accrued expenses were settled through the issuance of common stock in the reorganized Company. The prior hourly and salaried pension plans have been terminated and assumed by the PBGC, which receives new common stock and a note payable valued at $3.5 million (See Note 5). The remaining pension liability primarily relates to obligations assumed by the Company under the replacement hourly and salaried pension plans, and the obligations of the Laclede Chain Manufacturing Co. pension plan, which was not terminated.

Long-term debt obligations totaling $15.3 million consisted of Solid Waste Disposal Revenue Bonds, settled through the issuance of a $3.2 million note payable, and new common stock in the Company (See Note 5). Pollution Control and Industrial Revenue Bonds totaling $8.7 million were settled through the issuance of common stock.

Accrued post-retirement medical benefits relate to plans for hourly and salaried employees which continue under the Plan. The reduction in liability reflects actuarial calculations of the effect of medical plan modifications (prior service credits) implemented as part of the reorganization process which are recorded in connection with fresh start accounting. (See Note 3)

As part of the Chapter 11 reorganization process, the Company attempted to notify all known or potential creditors for the purpose of identifying all prepetition claims against the Company. Generally, creditors whose claims arose prior to the Petition Date had until June 1, 1999 to file claims, or be barred from asserting claims in the future.

The Company recorded restructuring and reorganization costs in accordance with SOP 90-7 prior to emergence from Chapter 11. In August 2000 the Company's hourly work force at the Alton and Vandalia Plants ratified a modification to the Labor Agreement previously negotiated with the USWA, which included the shutdown of the Alton Pipe and Skelp Mills and permitted the Company to consolidate its pipe-making operations at its Fairless Hills plant. This consolidation of operations, affecting approximately 100 hourly employees at the Alton Plant, was completed in December 2000. The agreement of the USWA to the permanent shutdown of the Alton Pipe and Skelp Mills was contingent upon the Company successfully implementing its Plan and exiting bankruptcy. Therefore, an impairment charge of $11.4 million was recorded as restructuring and reorganization costs as of December 31, 2000. This charge principally consists of the write-off of related machinery and equipment. Restructuring and reorganization costs also include legal and professional expenses related to the bankruptcy of $2.3 million in the quarter ended December 31, 2000 and $1.5 million in the quarter ended December 31, 1999.

NOTE 2:  OTHER CREDITS

On December 18, 2000, the Company consummated the sale of the assets of Laclede Mid-America, Inc. for $23.3 million plus the assumption of certain ordinary course of business liabilities. An additional $300 thousand is held back for three months, and $300 thousand for one year, pending final purchase price adjustments. The Company recognized a gain of $2.4 million on the sale.

In connection with the sale, a portion of liabilities subject to compromise of $3.8 million were settled by the payment of approximately $600 thousand. The remainder is included in the extraordinary item recognized for debt forgiveness (See Note 3).

In the quarter ended December 31, 1999 the Company recorded a gain on the sale of its Madison, Illinois facility of $373 thousand.

NOTE 3:  FRESH START ACCOUNTING AND REPORTING

Pursuant to SOP 90-7, the Company adopted Fresh Start Accounting which results in the creation of a new reporting entity. Also, the Company's assets and liabilities are recorded at estimated fair market value as of the Plan effective date.

As a result of the implementation of Fresh Start Accounting, the financial statements of the Reorganized Company are not comparable to the financial statements of the Pre-Confirmation Company.

The new common stock deemed issued in connection with the Plan has been recorded at $12.5 million, which approximates the value contained in the Plan and represents the Company's estimated enterprise value.

The difference between the value of the Company's stock and fair value of assets and liabilities as of the effective date was $22.3 million and is reflected as Reorganization Value in Excess of Identifiable Assets in the accompanying balance sheet.

The Reorganization and the adoption of Fresh Start Accounting resulted in the following adjustments to the Company's condensed consolidated balance sheet as of December 31, 2000 (Millions of Dollars):



                                                                                 Adjustments
                                                               --------------------------------------------------
                                               Pre-                Debt              Fresh              As
                                           Confirmation        Forgiveness(a)         Start(b)        Reorganized
                                           ------------        --------------       ----------        -----------


Total Current Assets                       $       83.0                             $     (9.4)       $      73.6
                                           ------------                                               -----------

Non-Current Assets                                  6.0        $         (3.8)            (1.0)               1.2
                                           ------------                                               -----------

Reorganization Value In
Excess of Identifiable Assets                        --                                   22.3               22.3
                                                                                                      -----------

Plant & Equipment                                  58.7                                  (20.4)              38.3
                                           ------------                                               -----------


Total Assets                               $      147.7                                               $     135.4
                                           ============                                               ===========

Total Current Liabilities
                                           $       20.1                   2.3                         $      22.4
                                           ------------                                               -----------

Non-Current Liabilities                             1.2                   (.5)                                 .7
                                           ------------                                               -----------

Liabilities Subject to Compromise:

Accounts Payable and Other                         52.5                 (52.5)                                 --
Retiree Medical                                    67.8                                  (67.8)                --
Pension                                            39.2                 (39.2)                                 --
Long-term Debt                                     25.4                 (25.4)                                 --
                                           ------------                                               -----------
Total                                             184.9                                                        --
                                           ------------                                               -----------

Credit Facility/Long-term Debt                     39.1                   6.7                                45.8
                                           ------------                                               -----------
Retiree Medical                                                                           51.7               51.7
                                                                                                      -----------
Pension                                                                   2.3                                 2.3
                                                                                                      -----------
Stockholders Equity                               (97.6)                102.5              7.6               12.5
                                           ------------                                               -----------
Liabilities and
Stockholders' Equity                       $      147.7                                               $     135.4
                                           ============                                               ===========


(a) Records the discharge of indebtedness pursuant to the Plan. Liabilities subject to compromise of $117.1 million were reduced by new equity of $12.5 million, secured notes and other long-term debt of $6.7 million, and cash settlements of $4.2 million, including $1.9 million in Solid Waste Disposal Bond retirement funds held in trust. The excess of indebtedness eliminated over cash payments, and the value of securities deemed issued in settlement of those claims and other adjustments, totaling $73.8 million, is reflected as an extraordinary item in the quarter ended December 31, 2000.

(b) Adjustments made to record assets and liabilities at estimated fair market values. Significant adjustments include the write down of plant and equipment, change in classification and policy related to parts and supplies inventory, write-off of intangible assets, and the adjustment of the post-retirement medical liability, discussed above.

NOTE 4: CREDIT FOR INCOME TAXES

During 1998 and 1999, the Company filed federal and state refund claims based upon the carryback of $27.6 million of specified liability losses under Section 172(f) of the Internal Revenue Code ("Code") from the tax years December 31, 1995 through September 30, 1998. The carryback claims, if fully recovered, would have provided a current tax benefit of approximately $10.1 million, plus interest. The Internal Revenue service has examined the refund claims for the tax years ended December 31, 1995 through September 30, 1998. The Company and the Internal Revenue Service reached a resolution regarding the refund claims, subject to the Company's emergence from bankruptcy under Chapter 11, wherein the Company will be able to retain approximately $7.5 million of the cash refunds received. This amount has been recorded as a tax credit in the Consolidated Statement of Operations for the three months ended December 31, 2000.

NOTE 5: LONG TERM DEBT

The components of the Reorganized Company's long-term debt are as follows (in thousands):


                                            December 31, 2000
                                            -----------------

Secured Debt:
         Credit Agreement:
                  Revolving Loan             $        33,288
                  Term Loan                            6,500

Notes Payable                                          4,185
                                             ---------------
                                                      43,973

Unsecured Debt:
         Note Payable -- Pension Benefit
                  Guaranty Corp.                       3,500
                                             ---------------
Total Debt                                            47,473

Less -- Debt Classified as Current                     1,675
                                             ---------------
                                             $        45,798
                                             ===============


Secured Debt --

On December 29, 2000 the Company entered into a three-year Credit Agreement with a lending group led by General Electric Capital Corporation providing for a $55.0 million revolving credit facility, subject to a borrowing base formula related to eligible accounts receivable and inventory, and a term loan of $6.5 million. Under the terms of the Credit Agreement virtually all of the assets of the company and its subsidiaries have been granted as collateral for the loan, except for certain equipment securing the notes payable, described below. The Term Loan amortization consists of monthly payments of $108 thousand through December 1, 2003, with a final installment of $2.6 million due on December 29, 2003.

Interest is payable monthly on the revolving loans and term loan, based on a floating rate or a Eurodollar rate, at the Company's option. At December 31, 2000 the average interest rate on loans under the Credit Agreement was 11.2%.

The Credit Agreement contains a number of financial covenants, including requirements for minimum levels of EBITDA, fixed charge coverage, minimum levels of revolving loan availability, and limits on capital expenditures. The Company is presently in compliance with all financial covenants in the Agreement. The Company has unused availability under the Credit Agreement of $14.3 million at December 31, 2000.

However, conditions in the markets for the Company's products, and in the steel industry in general, have deteriorated since the Bankruptcy Court confirmed the Plan. Revised projections for the calendar year 2001 indicate that, after completion of the quarter ended March 31, 2001, the Company may not satisfy financial covenants related to EBITDA, but will remain in compliance with the requirements to maintain minimum revolving loan availability and limit capital expenditures.

The Company has reviewed its updated financial projections for 2001 with its lenders. Based on these discussions the Company expects to receive waivers of financial covenant violations.

Assuming waivers of covenant violations are obtained, if necessary, and no further material reduction in sales or increase in the costs of operations, the Company believes the Credit Agreement will provide sufficient liquidity for the Company to meet its debt service requirements and fund ongoing operations and its capital program for 2001. However there can be no assurance that any necessary covenant waivers will be obtained, or that there will not be a material reduction in sales or increase in operating costs beyond that projected. The Company's ability to continue operations as a going concern is dependent upon its ability to meet its obligations on a timely basis, and to maintain its Credit Agreement.

On October 19, 2000, in connection with the settlement of an operating lease obligation, the Company issued a note for $960 thousand, bearing interest at 8%. A principal payment of $150 thousand is due on March 31, 2001, followed by quarterly principal payments of $75 thousand. The final payment of $60 thousand is due on December 31, 2003. The note is secured by certain machinery and equipment at the Alton Plant.

In connection with the Plan the Company settled obligations with respect to its Solid Waste Disposal Revenue Bonds by issuing a note for $3.2 million, bearing interest at 8.5%. Commencing April 1, 2003 quarterly principal payments of $54 thousand are due until October 1, 2010, with the remaining outstanding balance of $1.6 million due on December 31, 2010. The note is secured by the common stock and machinery and equipment of Laclede Chain Manufacturing Co.

Unsecured Debt --

In connection with the termination of the Company's hourly and salaried pension plans, pursuant to the Plan the Company issued a subordinated promissory note to the PBGC, with a nominal amount of $5.0 million, which has been valued at $3.5 million in the Plan. Interest on the note accrues at the rate of 8-1/2%, and is added annually to the nominal principal balance. Payment of the principal and accrued interest is not due until December 31, 2015. Voluntary prepayments of principal at agreed upon discounts are permitted so long as accrued interest is paid in full prior to any prepayment of principal.

Item 2.

                              LACLEDE STEEL COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


As described in Note 1 to the unaudited consolidated financial statements, on December 15, 2000 the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization. On December 18, 2000 the Company's subsidiary, Laclede Mid-America Inc., completed the sale of substantially all of its assets. On December 29, 2000 the Company finalized a new $61.5 million revolving credit and term loan facility for exit financing to fund its operations and capital improvement program.

With the completion of the sale of Laclede Mid-America, Inc. and the agreement for exit financing, the Company completed all of the steps required for reorganization, and emerged from bankruptcy on December 29, 2000.

                       Liquidity and Capital Resources

During the three months ended December 31, 2000 operating activities used $2.9 million in cash, reflecting a decrease in accounts payable and accrued expenses of $3.7 million, a decrease in inventories of $3.7 million, and an increase in accounts receivable of $4.8 million. The changes are net of the divestiture of the Company's subsidiary, Laclede Mid-America, Inc.

Net proceeds from the sale of Laclede Mid-America, Inc. were $23.3 million, and were applied to reduce borrowing under the Company's Debtor in Possession Financing Facility (DIP Facility) and notes payable.

As discussed in Note 5 on December 29, 2000 the Company entered in a new three-year $61.5 million Credit Agreement replacing the DIP Facility. The new Agreement will finance the Company's future operations and its planned capital expenditure program. Capital expenditures under the program are estimated to be $4.0 million in the fiscal year ended September 30, 2001.

The Credit Agreement contains a number of financial covenants, including requirements for minimum levels of EBITDA, fixed charge coverage, minimum levels of revolving loan availability, and limits on capital expenditures. The Company is presently in compliance with all financial covenants in the Agreement. The Company has unused availability under the Credit Agreement of $14.3 million at December 31, 2000.

However, conditions in the markets for the Company's products, and in the steel industry in general, have deteriorated since the Bankruptcy Court confirmed the Plan of Reorganization. Revised projections for the calendar year 2001 indicate that, after completion of the quarter ended March 31, 2001, the Company may not satisfy financial covenants related to EBITDA, but will remain in compliance with the requirements to maintain minimum revolving loan availability and limit capital expenditures.

The Company has reviewed its updated financial projections for 2001 with its lenders. Based on these discussions the Company expects to receive waivers of violations related to EBITDA.

Assuming waivers of any first quarter covenant violations are obtained, if necessary, and no further material reduction in sales or increase in the costs of operations, the Company believes the Credit Agreement and internally generated cash flow will provide sufficient liquidity for the Company to meet its debt service requirements and fund ongoing operations and its capital program for 2001. However there can be no assurance that any necessary covenant waivers will be obtained, or that there will not be a material reduction in sales or increase in operating costs beyond that projected. The Company's ability to continue operations as a going concern is dependent upon its ability to meet its obligations on a timely basis, and to comply with the terms of its Credit Agreement.

                              Results of Operations

Net Sales

Net sales decreased by $8.4 million or 14.1% in the quarter ended December 31, 2000 compared to the same period of the prior year. Steel shipments declined by 28.1%, while average sales prices for steel products increased slightly. Chain product sales increased 29.6% in 2000 reflecting higher sales of anti-skid devices for trucks and automobiles. Such sales in the quarter ended December 31, 1999 were adversely affected by a mild winter.

The cost of products sold decreased by $6.7 million of 11.8% in the quarter ended December 31, 2000. This reflects lower steel shipments, offset by higher chain shipments discussed above. In the fiscal 2000 quarter the Company incurred significantly higher costs for natural gas.


Operating Expenses

Selling, general and administrative expenses decreased approximately $200 thousand in the quarter ended December 31, 2000, primarily reflecting reductions in the salaried workforce.

As discussed in Note 2 to the Financial Statements, other credits of $2.4 million in the quarter ended December 31, 2000 consist of the gain recognized on the sale of the Company's subsidiary, Laclede Mid-America, Inc. In the quarter ended December 31, 1999 the Company recorded a gain on the sale of its Madison, Illinois facility of $373 thousand.

Reorganization and restructuring costs and the credit for income taxes are discussed in Notes 1 and 4 to the Financial Statements, respectively.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q and previous reports, contain various "forward-looking statement" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including the following: statements regarding the ability to maintain sales and sales prices; statements regarding operating costs; and statements related to the Credit Agreement, including potential covenant waivers. In addition, statements containing expressions such as "believes", "anticipates" or "expects" used in the Company's periodic reports on Form 10-K, 10-Q and 8-K filed with the SEC are intended to identify forward-looking statements.

Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise. The Company cautions that these and similar statement included in this report and in previously filed periodic reports including reports filed on Form 10-K, 10-Q and 8-K and further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: statements regarding the ability to maintain sales and sales prices; statements regarding operating costs; and statements related to the Credit Agreement, including potential covenant waivers.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

There is a pending administrative complaint before the United States Environmental Protection Agency, In Re Laclede Steel Company (Docket No. RCRA-5-99-003). The USEPA alleges that there is EAF dust present in areas surrounding the melt shop baghouse which constitutes illegal disposal of the material. The proposed fine was $110,000 but the parties have had discussions that would reduce this amount. In addition, USEPA amended the complaint to add a count for failure to maintain financial assurance during the bankruptcy period and requested an additional penalty of $80,000. In the Court approved Plan of Reorganization, the Company agreed to satisfy financial assurance requirements post bankruptcy and the parties are currently negotiating the scope of the necessary financial assurance. To the extent, the financial assurance ultimately required is materially greater than that currently provided by the Company, it could have a material adverse effect on credit available to the Company.

Item 2. Changes in Securities

On December 29, 2000 (the "Effective Date"), the Company emerged from bankruptcy proceedings pursuant to its Plan of Reorganization (the "Plan"). On such date, the Company canceled all existing equity securities. Pursuant to the Plan, the Company filed a Restated Certificate of Incorporation with the Delaware Secretary of State under which the authorized capital stock of the Company consists of 8,000,000 shares divided into the following two classes: (i) Seven Million Nine Hundred Ninety Nine Thousand Nine Hundred Ninety Nine (7,999,999) shares of Class A Common Stock, par value $.01 per share ("Class A Common Stock"); and (ii) one (1) share of Class B Common Stock, par value $.01 per share. Under the Plan, approximately 3,500,000 shares of Class A Common Stock will be issued shortly following the Effective Date, approximately 250,000 shares of Class A Common Stock will be issued to certain members of management ("Management Stock") as determined by the Board of Directors of the Company (e.g., in the form of restricted stock or options), 600,000 options for new Common Stock will be issued to non-management employees one year after the Effective Date and 625,000 shares will be issued to an employee stock ownership plan ("ESOP") over a three year period. Approximately fifty-four percent of the New Common Stock issued and outstanding shortly following the Effective Date will be allocated to the Pension Benefit Guaranty Corporation ("PBGC") with the remainder allocated to the unsecured creditors of Registrant and Laclede Chain Manufacturing Company ("Laclede Chain"). Upon issuance of shares to the ESOP, the exercise of non-management stock options, the issuance of the Management Stock and other issuances of New Common Stock authorized by the Board of Directors following the Effective Date, the ownership percentage of the PBGC and the other stockholders of the Registrant will be diluted. For more information, see the Company's Form 8-A, filed on February 15, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                       (a)      Exhibits

     (3)(a) Registrant's Certificate of Incorporation as restated December 29, 2000. (Incorporated by reference to Exhibit 1.1 in Registrant's Form 8-A filed February 15, 2001.)

     (3)(b) By-laws of Registrant amended December 29, 2000. (Incorporated by reference to Exhibit 1.2 in Registrant's Form 8-A filed February 15, 2001.

     (4)(a)   Registrant's Credit Agreement dated December 29, 2000.

     (10)(a) Restated Employment Agreement dated June 1, 2000 between the Company and Michael H. Lane. (Incorporated by reference to Exhibit
              (10)(a) in Registrant's Form 10-Q for the fiscal quarter ended June 30, 2000.)

     (10)(b) Employment Agreement dated July 1, 2000 between the Company and David A. Higbee. (Incorporated by reference to Exhibit (10)(b) in Registrant's Form 10-Q for the fiscal quarter ended June 30, 2000.)


     (10)(c) Executive Retention Agreements dated July 1, 2000 between the Company and Ralph M. Cassell and James Caporaletti. (Incorporated by reference to Exhibit (10)(c) in Registrant's Form 10-Q for the fiscal quarter ended June 30, 2000.)


                       (b) Reports on Form 8-K. The following reports on Form 8-K were recently filed:


                            Current report filed on December 22, 2000 reporting that the Bankruptcy Court had entered an order confirming the Company's Plan of Reorganization.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LACLEDE STEEL COMPANY
               ---------------------------------------------------


                               /s/ Michael H. Lane
                    -----------------------------------------
                                 Michael H. Lane
                            Executive Vice President
                             Chief Financial Officer

                           Duly Authorized Officer and
                           Principal Financial Officer










Date:    February 20, 2001
     -----------------------