Form 10-Q
period 2001-03-31
LACLEDE STEEL CO /DE/
filed 2001-05-15
CIK 57187

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                              LACLEDE STEEL COMPANY
             ------------------------------------------------------


For the Quarter Ended     March 31, 2001     Commission File Number      0-3855
                       --------------------                             --------

                  DELAWARE                                  43-0368310
---------------------------------------------    -------------------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification Number)


            440 NORTH 4TH STREET
                  SUITE 300
           ST. LOUIS, MISSOURI                                       63102
---------------------------------------------    -------------------------------
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

Yes      [ X ]       No      [  ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes      [ X ]       No      [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        At March 31, 2001, the number of shares issued and outstanding of the registrant's common stock was 3,494,893 shares of Class A, par value $.01

                         PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS
                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                      (In Thousands Except Per Share Data)


                                      As Reorganized                    Pre Confirmation
                                      --------------    ---------------------------------------------------
                                       Three Months      Three Months       Three Months      Six Months
                                      Ended Mar. 31,    Ended Mar. 31,     Ended Dec. 31,   Ended Mar. 31,
                                           2001              2000               2000             2000
                                      --------------   ----------------   ---------------   ---------------
Net sales                             $       40,049   $         58,040   $        51,008    $     117,449
                                      --------------   ----------------   ---------------   --------------
Costs and expenses:
     Cost of products sold                    40,794             55,258            49,903          111,811
     Selling and administrative
       expenses                                2,716              2,690             2,733            5,620
     Depreciation and amortization             1,105              1,508             1,392            3,013
     Interest expense *                        1,368              1,693             1,583            3,262
     Other credits                                --                 --            (2,427)            (373)
                                      --------------   ----------------   ---------------   --------------
          Total costs and expenses            45,983             61,149            53,184          123,333
                                      --------------   ----------------   ---------------   --------------

Restructuring and reorganization
  costs                                           --                800            13,670            2,266
                                      --------------   ----------------   ---------------   --------------
Loss before income taxes,
 extraordinary item and fresh
 start adjustments                            (5,934)            (3,909)          (15,846)          (8,150)
Provision (credit) for income taxes               --                 87            (7,603)              62
                                      --------------   ----------------   ---------------   --------------
Loss before extraordinary item and
 fresh start adjustments                      (5,934)            (3,996)           (8,243)          (8,212)
Extraordinary item - debt forgiveness             --                 --            73,819               --

Fresh start adjustments                           --                 --             7,537               --
                                      --------------   ----------------   ---------------   --------------
Net earnings (loss)                   $       (5,934)  $         (3,996)  $        73,113    $      (8,212)
                                      ==============   ================   ===============   ==============
Net earnings (loss) per share * *     $        (1.70)  $          (0.99)  $         18.03    $       (2.02)
                                      ==============   ================   ===============   ==============
Contractual interest *                                 $          2,237   $         2,130    $       4,350
                                                       ================   ===============   ==============


* * Based on shares outstanding of 4,056,140 prior to confirmation and 3,494,893 for the three months ended March 31, 2001.


See Notes to the Unaudited Consolidated Financial Statements

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (Unaudited)
                                 (In Thousands)


                                                        As Reorganized            Pre-Confirmation
                                                         Mar. 31, 2001            Sep. 30, 2000
                                                      --------------------      -------------------
Current Assets:
    Cash and cash equivalents                         $               195       $              205
    Accounts receivable, less allowances                           24,805                   28,739
    Prepaid expenses                                                2,591                    4,559
    Inventories:
        Finished                                                   28,810                   35,385
        Semi-finished                                               8,816                    9,407
        Raw materials                                               2,665                    3,931
        Supplies                                                      955                   11,150
                                                      --------------------      -------------------
        Total inventories                                          41,246                   59,873
                                                      --------------------      -------------------

            Total Current Assets                                   68,837                   93,376
                                                      --------------------      -------------------

Non-Current Assets                                                  1,103                    6,539
                                                      --------------------      -------------------

Reorganization Value in Excess
    of Identifiable Assets                                         21,769                       --
                                                      --------------------      -------------------

Plant and Equipment                                                38,735                  221,233
    Less - accumulated depreciation                                   538                  139,051
                                                      --------------------      -------------------
            Net Plant and Equipment                                38,197                   82,182
                                                      --------------------      -------------------



Total Assets                                          $           129,906       $          182,097
                                                      ====================      ===================

See Notes to the Unaudited Consolidated Financial Statements

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                                   As Reorganized       Pre-Confirmation
                                                                    Mar. 31, 2001        Sep. 30, 2000
                                                                  ------------------   -------------------
Current Liabilities:
    Accounts payable                                               $        14,463      $         14,149
    Accrued compensation                                                     2,689                 4,310
    Current portion of long term debt                                        1,600                56,354
    Other                                                                    1,497                 4,059
                                                                  ------------------   -------------------
            Total Current Liabilities                                       20,249                78,872
                                                                  ------------------   -------------------

Non-Current Liabilities
    Accrued postretirement medical benefits                                 52,125                    --
    Accrued costs of pension plans                                           2,586                    --
    Other                                                                      760                 7,771
                                                                  ------------------   -------------------
            Total Non-Current Liabilities                                   55,471                 7,771
                                                                  ------------------   -------------------

Long Term Debt                                                              47,620                    --
                                                                  ------------------   -------------------

Liabilities Subject to Compromise
    Accounts payable - prepetition                                              --                50,220
    Accrued postretirement medical benefits                                     --                68,113
    Accrued costs of pension plans                                              --                37,496
    Long term debt                                                              --                25,990
    Other                                                                       --                 2,894
                                                                  ------------------   -------------------
           Total Liabilities Subject to Compromise                              --               184,713
                                                                  ------------------   -------------------

Stockholders' Equity (Deficit):
   Preferred stock, no par value, authorized 2,000,000
      shares; issued and outstanding 416,667 shares                             --                    83
    Common stock, $0.01 par value, authorized 25,000,000
      shares; issued and outstanding prior to reorganization
      4,056,140 shares                                                          --                    41
    Common stock, $0.01 par value, authorized
      8,000,000 shares; 3,494,893 shares issued and
      outstanding                                                               35                    --
    Capital in excess of par value                                          12,465                59,420
    Accumulated deficit                                                     (5,934)             (132,657)
    Minimum pension liability adjustment                                        --               (16,146)
                                                                  ------------------   -------------------
            Total Stockholders' Equity (Deficit)                             6,566               (89,259)
                                                                  ------------------   -------------------

Total Liabilities and Stockholders' Equity (Deficit)               $       129,906      $        182,097
                                                                  ==================   ===================

See Notes to the Unaudited Consolidated Financial Statements

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                       As Reorganized               Pre-Confirmation
                                                    ------------------   -------------------------------------
                                                        Three Months      Three Months         Six Months
                                                       Ended Mar. 31,    Ended Dec. 31,      Ended Mar. 31,
                                                            2001              2000                2000
                                                    ------------------   ----------------   ------------------
   Cash flows from operating activities:
      Net income (loss)                             $         (5,934)    $       73,113     $         (8,212)
      Adjustments to reconcile net loss to
         net cash provided by (used in) operating
          activities:
           Depreciation and amortization                       1,105              1,392                3,013
           Income taxes                                          - -             (7,603)                  --
           Gain on sale of facility                              - -             (2,427)                (373)
           Restructuring and reorganization costs                - -             13,670                2,266
           Extraordinary gain - debt forgiveness                 - -            (73,819)                  --
           Fresh start adjustments                               - -             (7,537)                  --

      Changes in assets and liabilities that
       provided (used) cash:
            Accounts receivable                                5,122             (4,756)               5,714
            Inventories                                          716              3,710               (9,042)
            Accounts payable and accrued expenses              3,329             (3,695)               3,639
            Accrued costs of pension plans                       277              1,682                3,672
            Accrued postretirement medical benefits              462               (355)              (1,457)
            Other assets and liabilities                      (2,830)             3,712                2,059
                                                    ------------------   ----------------   ------------------
       Net cash provided by (used in) operating
        activities before reorganization Items                 2,247             (2,913)               1,279

   Operating Cash Flow from Reorganization Items -
        Bankruptcy related items                              (3,543)            (1,366)              (1,324)
                                                    ------------------   ----------------   ------------------
      Net cash used in operating activities                   (1,296)            (4,279)                 (45)

   Cash flows from investing activities:
       Capital expenditures                                     (451)            (2,462)              (2,381)
       Net proceeds from sale of assets                           --             23,325                  621
                                                    ------------------   ----------------   ------------------
       Net cash provided by (used in) investing
        activities                                               (451)            20,863               (1,760)
                                                    ------------------   ----------------   ------------------

   Cash flows from financing activities:
       Net repayments under prior bank facility                   --            (56,407)               1,805
       New credit agreement                                    1,871             39,841                   --
       Increase (decrease) in notes payable                     (124)               385                   --
       Payment of financing costs                                 --               (413)                  --
                                                    ------------------   ----------------   ------------------
       Net cash provided by (used in) financing
        activities                                             1,747            (16,594)               1,805
                                                    ------------------   ----------------   ------------------

   Cash and cash equivalents:
       Net increase during the period                             --                (10)                  --
       At beginning of year                                      195                205                  205
                                                    ------------------   ----------------   ------------------
       At end of period                             $            195     $          195     $            205
                                                    ==================   ================   ==================

      See Notes to the Unaudited Consolidated Financial Statements.

                              LACLEDE STEEL COMPANY
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)
                                 (In Thousands)


                                                                    CAPITAL IN                      MINIMUM
                                      PREFERRED        COMMON        EXCESS OF       ACCUMULATED    PENSION
                                        STOCK          STOCK         PAR VALUE         DEFICIT     LIABILITY         TOTAL
                                   --------------- -------------- --------------- -------------- --------------  ---------------
PRE-CONFIRMATION:
October 1, 2000                    $           83  $          41  $       59,420  $    (132,657)  $    (16,146)   $     (89,259)

Net Loss Before Extraordinary Item
  and Fresh Start Adjustments                  --             --              --         (8,243)             --          (8,243)

Debt Forgiveness                               --             35          12,465         73,819          16,146         102,465

Fresh Start Adjustments                       (83)           (41)        (59,420)        67,081              --           7,537
                                   --------------- -------------- --------------- --------------  --------------  ---------------

AS REORGANIZED:
December 31, 2000                              --             35          12,465             --              --          12,500

Net Loss                                       --             --              --         (5,934)             --          (5,934)
                                   --------------- -------------- --------------- --------------  --------------  ---------------

March 31, 2001                     $           --  $          35  $       12,465  $      (5,934)  $          --    $      6,566
                                   =============== ============== =============== ==============  ==============  ===============


See Notes to the Unaudited Consolidated Financial Statements.

LACLEDE STEEL COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

NOTE 1:  RESTRUCTURING AND REORGANIZATION

On November 30, 1998, Laclede Steel Company and Subsidiaries filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and operated its business as a debtor-in-possession under the supervision of the Bankruptcy Court from November 30, 1998 to December 29, 2000. On December 15, 2000, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization (Plan). The Company emerged from Chapter 11 on December 29, 2000 (for financial reporting purposes, the effective date is December 31, 2000). On such date, the Company canceled all existing equity securities. Pursuant to the Plan, the Company filed a Restated Certificate of Incorporation with the Delaware Secretary of State under which the authorized capital stock of the Company consists of 8,000,000 shares divided into the following two classes:
(i) Seven Million Nine Hundred Ninety Nine Thousand Nine Hundred Ninety Nine (7,999,999) shares of Class A Common Stock, par value $.01 per share ("Class A Common Stock"); and (ii) one (1) share of Class B Common Stock, par value $.01 per share. Pursuant to the Plan, 3,494,893 shares of Class A Common Stock were mailed by the Company's transfer agent to stockholders of record in March 2001. Approximately fifty-four percent of such new Common Stock was allocated to the Pension Benefit Guaranty Corporation (PBGC) with the remainder allocated to the unsecured creditors of the Company and Laclede Chain Manufacturing Company.

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

The Company's hourly and salaried pension plans have been terminated, and the obligations have been assumed by the PBGC. New replacement defined benefit plans for hourly and salaried employees have been established effective January 1, 2001.

Liabilities Subject to Compromise:
The principal categories of claims classified as liabilities subject to compromise under reorganization proceedings as of December 31, 2000 are identified below (Millions of Dollars):

                                            Pre-Confirmation     Post Confirmation*
                                            ----------------     -----------------
Accounts payable and accrued expenses       $    52.5             $         -
Accrued costs of pension plans                   39.2                     2.3
Long-term debt                                   25.4                     6.7
Accrued post-retirement medical benefits         67.8                    51.7
                                                 ----                    ----

                                            $   184.9             $      60.7
                                                =====                    ====


*Reclassified in Post Confirmation Balance Sheet

Accounts payable and accrued expenses were settled through the issuance of common stock in the reorganized Company. The prior hourly and salaried pension plans have been terminated and assumed by the PBGC, which received new common stock and a note payable valued at $3.5 million (See Note 5). The remaining pension liability primarily relates to obligations assumed by the Company under the replacement hourly and salaried pension plans, and the obligations of the Laclede Chain Manufacturing Co. pension plan, which was not terminated.

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

The Company recorded restructuring and reorganization costs in accordance with the American Institute of Certified Public Accountant's Statement of Position No. 90-7 (SOP 90-7) prior to emergence from Chapter 11. In August 2000 the Company's hourly work force at the Alton and Vandalia Plants ratified a modification to the Labor Agreement previously negotiated with the USWA, which included the shutdown of the Alton Pipe and Skelp Mills and permitted the Company to consolidate its pipe-making operations at its Fairless Hills plant. This consolidation of operations, affecting approximately 100 hourly employees at the Alton Plant, was completed in December 2000. The agreement of the USWA to the permanent shutdown of the Alton Pipe and Skelp Mills was contingent upon the Company successfully implementing its Plan and exiting bankruptcy. Therefore, an impairment charge of $11.4 million was recorded as restructuring and reorganization costs as of December 31, 2000. This charge principally consists of the write-off of related machinery and equipment. Restructuring and reorganization costs also include legal and professional expenses related to the bankruptcy.

NOTE 2:  OTHER CREDITS

On December 18, 2000, the Company consummated the sale of the assets of Laclede Mid-America, Inc. (LMA) for $23.3 million plus the assumption of certain ordinary course of business liabilities. An additional $300 thousand, held back for three months, was received in April 2001; another $300 thousand will be held back for one year, pending final purchase price adjustments. The Company recognized a gain of $2.4 million on the sale in the three months ended December 31, 2000.

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

The new common stock issued in connection with the Plan was recorded at $12.5 million, which approximates the value contained in the Plan and represents the Company's estimated enterprise value at the reorganization effective date.

The difference between the value of the Company's stock and fair value of assets and liabilities as of the effective date was $22.3 million and is reflected as Reorganization Value in Excess of Identifiable Assets in the accompanying balance sheet.

The Reorganization and the adoption of Fresh Start Accounting resulted in the following adjustments to the Company's condensed consolidated balance sheet (unaudited) as of December 31, 2000 (Millions of Dollars):


                                                          Adjustments
                                                 ------------------------------
                                      Pre-             Debt           Fresh           As
                                  Confirmation     Forgiveness (a)   Start (b)     Reorganized
                                  ------------     ---------------   ---------     -----------
Total Current Assets                   $   83.0                        $ (9.4)      $    73.6
                                       ---------                                    ---------

Non-Current Assets                          6.0        $     (3.8)       (1.0)           1.2
                                       ---------                                    ---------

Reorganization Value In
Excess of Identifiable Assets
                                               -                          22.3           22.3
                                                                                    ---------

Plant & Equipment                          58.7                          (20.4)          38.3
                                       ---------                                    ---------

Total Assets                           $  147.7                                     $   135.4
                                       =========                                    =========

Total Current Liabilities              $   20.1               2.3                   $    22.4
                                       ---------                                    ---------


Non-Current Liabilities                     1.2               (.5)                         .7
                                       ---------                                    ---------

Liabilities Subject to
Compromise:
Accounts Payable and Other                  52.5           (52.5)                           -
Retiree Medical                             67.8                        (67.8)              -
Pension                                     39.2           (39.2)                           -
Long-term Debt                              25.4           (25.4)                           -
                                       ---------                                    ---------
Total                                      184.9                                            -
                                       ---------                                    ---------

Credit Facility/Long-term Debt              39.1             6.7                         45.8
                                       ---------                                    ---------
Retiree Medical                                                           51.7           51.7
                                                                                    ---------
Pension                                                       2.3                         2.3
                                                                                    ---------

Stockholders Equity                        (97.6)           102.5          7.6           12.5
                                       ---------                                    ---------

Liabilities and
Stockholders' Equity                   $   147.7                                    $   135.4
                                       =========                                    =========

(a) Records the discharge of indebtedness pursuant to the Plan. Liabilities subject to compromise of $117.1 million were reduced by new equity of $12.5 million, secured notes and other long-term debt of $6.7 million, and cash settlements of $4.2 million, including $1.9 million in Solid Waste Disposal Bond retirement funds held in trust. The excess of indebtedness eliminated over cash payments, and the value of securities issued in settlement of those claims and other adjustments, totaling $73.8 million, is reflected as an extraordinary item in the quarter ended December 31, 2000.

(b) Adjustments made to record assets and liabilities at estimated fair market values. Significant adjustments include the write down of plant and equipment, change in classification and policy related to parts and supplies inventory, write-off of intangible assets, and the adjustment of the post-retirement medical liability, discussed above.

NOTE 4:  CREDIT FOR INCOME TAXES

During 1998 and 1999, the Company filed federal and state refund claims based upon the carryback of $27.6 million of specified liability losses under Section 172(f) of the Internal Revenue Code ("Code") from the tax years December 31, 1995 through September 30, 1998. The carryback claims, if fully recovered, would have provided a current tax benefit of approximately $10.1 million, plus interest. The Internal Revenue service has examined the refund claims for the tax years ended December 31, 1995 through September 30, 1998. The Company and the Internal Revenue Service reached a resolution regarding the refund claims, subject to the Company's emergence from bankruptcy under Chapter 11, wherein the Company will be able to retain approximately $7.5 million of the cash refunds received. This amount has been recorded as a tax credit in the Consolidated Statement of Operations in December 2000.

NOTE 5:  LONG TERM DEBT

The components of the Reorganized Company's long-term debt are as follows (in thousands):


                                                   March 31, 2001
                                                   --------------
Secured Debt:
        Credit Agreement:
               Revolving Loan                      $    35,484
               Term Loan                                 6,175

        Notes Payable                                    4,036
                                                   -----------
                                                        45,695

Unsecured Debt:
        Note Payable - Pension Benefit
               Guaranty Corp.                            3,525
                                                   -----------
Total Debt                                              49,220


Less - Debt Classified as Current                        1,600
                                                   -----------
                                                   $    47,620
                                                   ===========

Secured Debt -
On December 29, 2000 the Company entered into a three-year Credit Agreement with a lending group led by General Electric Capital Corporation providing for a $55.0 million revolving credit facility, subject to a borrowing base formula related to eligible accounts receivable and inventory, and a term loan of $6.5 million. Under the terms of the Credit Agreement virtually all of the assets of the Company and its subsidiaries have been granted as collateral for the loan, except for certain equipment securing the notes payable, described below. The Term Loan amortization consists of monthly payments of $108 thousand through December 1, 2003, with a final installment of $2.6 million due on December 29, 2003. The Company has unused availability under the Credit Agreement of $7.5 million as of March 31, 2001.

The Credit Agreement contains a number of financial covenants, including requirements for minimum levels of EBITDA, fixed charge coverage, minimum levels of revolving loan availability and limits on capital expenditures. The loss for the quarter ended March 31, 2001 resulted in a violation of a financial covenant in the Credit Agreement. However the Company has obtained a waiver of this violation, the Credit Agreement remains in force, and the Company has complied with all payment and operating obligations under the Agreement.

Conditions in the markets for the Company's products, and in the steel industry in general, have materially deteriorated since the Bankruptcy Court confirmed the Plan of Reorganization, and demand for the Company's products has weakened.

The Company believes that there will be an improvement in the steel market, but does not anticipate a significant recovery until the Fall of the year. Until the steel market improves the Company may not satisfy financial covenants in the Credit Agreement related to EBITDA, but expects to remain in compliance with the requirements to maintain minimum revolving loan availability and limit capital expenditures. If additional covenant waivers are necessary, there can be no assurance that such waivers will be obtained.

Management has maintained sufficient liquidity to operate the business by limiting production and aggressively reducing costs where possible. However in order to further improve short-term liquidity, the Board of Directors has authorized the officers of the Company to explore the possibility of selling the Company's wholly-owned subsidiary, Laclede Chain Manufacturing Company. The Company is currently negotiating with its lending group regarding use of the proceeds of any sale of Laclede Chain Manufacturing Company. Management also intends to hold discussions with key suppliers in an effort to increase trade credit.

The Company believes that there will be sufficient liquidity to meet its debt service requirements and fund ongoing operations and its capital program, provided the following conditions are met:

     1. The sale of Laclede Chain Manufacturing Company is completed on acceptable terms and within a reasonable time period;

     2. The Company retains the cooperation of its lenders;

     3. The Company is able to obtain acceptable credit terms from key suppliers;

     4. An improvement in sales of steel products and operating margins is attained within a reasonable time period.

There can be no assurance that any, or all of the above conditions will be met, or that there will not be a further material reduction in sales or increase in operating costs. The Company's ability to continue operations as a going concern is dependent upon its ability to meet its obligations on a timely basis, and to comply with the terms of its Credit Agreement.

On October 19, 2000, in connection with the settlement of an operating lease obligation, the Company issued a note for $960 thousand, bearing interest at 8%. A principal payment of $150 thousand was made on March 31, 2001, and quarterly principal payments of $75 thousand are due beginning June 30, 2001. The final payment of $60 thousand is due on December 31, 2003. The note is secured by certain machinery and equipment at the Alton Plant.

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

Unsecured Debt -
In connection with the termination of the Company's hourly and salaried pension plans, pursuant to the Plan the Company issued a subordinated promissory note to the PBGC, with a nominal amount of $5.0 million, which has been valued at $3.5 million in the Plan. Interest on the note accrues at the rate of 8-1/2% per annum, and is added annually to the nominal principal balance. Payment of the principal and accrued interest is not due until December 31, 2015. Voluntary prepayments of principal at agreed upon discounts are permitted so long as accrued interest is paid in full prior to any prepayment of principal.

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

As described in Note 1 to the unaudited consolidated financial statements, on December 15, 2000 the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization. On December 18, 2000 the Company's subsidiary, Laclede Mid-America Inc. (LMA), completed the sale of substantially all of its assets. On December 29, 2000 the Company finalized a new $61.5 million revolving credit and term loan facility for exit financing to fund its operations and capital improvement program.

With the completion of the sale of LMA and the agreement for exit financing, the Company completed all of the steps required for reorganization, and emerged from bankruptcy on December 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001 operating activities provided $2.2 million in cash, reflecting $4.8 million in losses before depreciation and amortization. However, reductions in accounts receivable of $5.1 million, and increases in accounts payable and accrued expenses of $3.3 million favorably affected operating cash flow during the period. Cash provided by operating activities does not reflect payment of bankruptcy related costs of $3.5 million.

As discussed in Note 5 on December 29, 2000 the Company entered in a new three-year $61.5 million Credit Agreement replacing the DIP Facility. The new Agreement provides financing for the Company's operations and capital expenditure program. Capital expenditures under the program are estimated to be $4.0 million in the fiscal year ended September 30, 2001. The Company had unused availability under the Credit Agreement of $7.5 million at March 31, 2001.

The Credit Agreement contains a number of financial covenants, including requirements for minimum levels of EBITDA, fixed charge coverage, minimum levels of revolving loan availability and limits on capital expenditures. The loss for the quarter ended March 31, 2001 resulted in a violation of a financial covenant in the Credit Agreement. However the Company has obtained a waiver of this violation, the Credit Agreement remains in force, and the Company has complied with all payment and operating obligations under the Agreement.

Conditions in the markets for the Company's products, and in the steel industry in general, have materially deteriorated since the Bankruptcy Court confirmed the Plan of Reorganization, and demand for the Company's products has weakened.

The Company believes that there will be an improvement in the steel market, but does not anticipate a significant recovery until the Fall of the year. Until the steel market improves the Company may not satisfy financial covenants in the Credit Agreement related to EBITDA, but expects to remain in compliance with the requirements to maintain minimum revolving loan availability and limit capital expenditures. If additional covenant waivers are necessary, there can be no assurance that such waivers will be obtained.

Management has maintained sufficient liquidity to operate the business by limiting production and aggressively reducing costs where possible. However in order to further improve short-term liquidity, the Board of Directors has authorized the officers of the Company to explore the possibility of selling the Company's wholly-owned subsidiary, Laclede Chain Manufacturing Company. The Company is currently negotiating with its lending group regarding use of the proceeds of any sale of Laclede Chain Manufacturing Company. Management also intends to hold discussions with key suppliers in an effort to increase trade credit.

The Company believes that there will be sufficient liquidity to meet its debt service requirements and fund ongoing operations and its capital program, provided the following conditions are met:

     1. The sale of Laclede Chain Manufacturing Company is completed on acceptable terms and within a reasonable time period;
     2.  The Company retains the cooperation of its lenders;
     3. The Company is able to obtain acceptable credit terms from key suppliers;
     4. An improvement in sales of steel products and operating margins is attained within a reasonable time period.

There can be no assurance that any, or all of the above conditions will be met, or that there will not be a further material reduction in sales, or increase in operating costs. The Company's ability to continue operations as a going concern is dependent upon its ability to meet its obligations on a timely basis, and to comply with the terms of its Credit Agreement.

RESULTS OF OPERATIONS

Net Sales:

Net sales decreased by $18.0 million or 31.0% in the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000. This reflects the sale of LMA discussed above. In addition, shipments of steel products, excluding wire, declined by approximately 25%. Average sales prices for hot rolled and tubular products decreased about 2.4% and 1.7%, respectively.

Sales of chain products decreased 2.3% in the quarter ended March 31, 2001, reflecting lower hardware and industrial sales.

For the six months ended March 31, 2001, net sales decreased by $26.4 million, or 22.5%. In addition to the sale of LMA in December 2000, the decrease in net sales reflects a 27.4% decrease in shipments of steel products. Average selling prices for hot rolled products declined 1.6%, and increased 1.3% for tubular products.

Sales of chain products for the six months increased 16.5%, reflecting higher traction chain sales, partially offset by lower hardware and industrial sales.

The cost of products sold decreased 26.2% and 18.9%, respectively, in the quarter and six months ended March 31, 2001 compared to the same periods of the prior year. This reflects the sale of LMA, lower shipments of steel products and lower scrap costs. In addition the Company reacted to lower sales of steel products by reducing production in order to control inventory levels. The lower level of capacity utilization results in higher production costs per ton, including charges for unabsorbed fixed costs.

Operating Expenses:

Selling and administrative expenses decreased from $5.6 million for the six months ended March 31, 2000 to $5.4 million for the six months ended March 31, 2001, and remained constant at $2.7 million for the quarters ended March 31, 2000 and 2001.

As discussed in Note 2 to the Financial Statements, other credits of $2.4 million in the quarter ended December 31, 2000 consist of the gain recognized on the sale of the Company's subsidiary, LMA. In the quarter ended December 31, 1999 the Company recorded a gain on the sale of its Madison, Illinois facility of $373 thousand.

Reorganization and restructuring costs and the credit for income taxes are discussed in Notes 1 and 4 to the financial statements, respectively.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION

The foregoing Management's Discussion and Analysis and other portions of this report on Form 10-Q and previous reports, contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. In addition, statements containing expressions such as "believes," "anticipates" or "expects" used in the Company's periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC are intended to identify forward-looking statements.

Forward-looking statements by the Company and its management are based on estimates, projections, beliefs and assumptions of management and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise. The Company cautions that these and similar statement included in this report and in previously filed periodic reports including reports filed on Form 10-K, 10-Q and 8-K and further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, the following: statements regarding the ability to improve sales and sales prices; statements regarding operating margins; statements regarding market conditions; statements regarding suppliers and trade creditors; statements regarding the potential sale of Laclede Chain Manufacturing and statements related to the Credit Agreement, including potential covenant waivers.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

There is a pending administrative complaint before the United States Environmental Protection Agency, In Re Laclede Steel Company (Docket No. RCRA-5-99-0). The USEPA alleged that there is EAF dust present in areas surrounding the melt shop baghouse which constitutes illegal disposal of the material. The parties settled the claim for $5,000 and agreed to injunctive relief. In addition, USEPA alleges that the Company failed to maintain financial assurance during the bankruptcy period and continues to have inadequate financial assurance and has requested an additional penalty of at least $80,000. In the Court approved Plan of Reorganization, the Company agreed to satisfy financial assurance requirements post bankruptcy and the parties are currently negotiating the scope of the necessary financial assurance. To the extent, the financial assurance ultimately required is materially greater than that currently provided by the Company, it could have a material adverse effect on credit available to the Company.

ITEM 2.     CHANGES IN SECURITIES

On December 29, 2000, the Company emerged from bankruptcy proceedings pursuant to its Plan of Reorganization (the "Plan"). On such date, the Company canceled all existing equity securities. Pursuant to the Plan, the Company filed a Restated Certificate of Incorporation with the Delaware Secretary of State under which the authorized capital stock of the Company consists of 8,000,000 shares divided into the following two classes: (i) Seven Million Nine Hundred Ninety Nine Thousand Nine Hundred Ninety Nine (7,999,999) shares of Class A Common Stock, par value $.01 per share ("Class A Common Stock"); and (ii) one (1) share of Class B Common Stock, par value $.01 per share. Pursuant to the Plan, 3,494,893 shares of Class A Common Stock were mailed by the Company's transfer agent to stockholders of record in March 2001. Approximately fifty-four percent of such new Common Stock was allocated to the Pension Benefit Guaranty Corporation with the remainder allocated to the unsecured creditors of the Company and Laclede Chain Manufacturing Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                 None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)     Exhibits

    (3)(a) Registrant's Certificate of Incorporation as restated December 29, 2000. (Incorporated by reference to Exhibit 1.1 in Registrant's Form 8-A filed February 15, 2001.)

    (3)(b) By-laws of Registrant amended December 29, 2000. (Incorporated by reference to Exhibit 1.2 in Registrant's Form 8-A filed February 15, 2001.)

    (4)(a) Registrants' Credit Agreement dated December 29, 2000. (Incorporated by reference to Exhibit (4)(a) in Registrant's Form 10-Q for the fiscal quarter ended December 31, 2000.)

    (4)(b) First Amendment dated February 14, 2001 to the Registrant's Credit Agreement.

    (4)(c) Second Amendment dated March 27, 2001 to the Registrant's Credit Agreement.

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



                 (b) Reports on Form 8-K. The following reports on Form 8-K were recently filed:

                         Current report filed on January 2, 2001 reporting that the Bankruptcy Court had entered an order confirming the Company's Plan of Reorganization.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              LACLEDE STEEL COMPANY
        -----------------------------------------------------------------


                               /S/ Michael H. Lane
                 ----------------------------------------------

                                 Michael H. Lane
                            Executive Vice President
                             Chief Financial Officer

                           Duly Authorized Officer and
                           Principal Financial Officer










Date: May 15, 2001
     --------------------------